Form 10QSB
period 2002-09-30
WEB VIEWS CORP
filed 2003-01-23
CIK 1178377

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                Commission File Number: 0-49933

                     WEB VIEWS CORPORATION
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


        Nevada                                    95-4886472
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


      5114 Lakeshore Road
Burlington, Ontario, Canada L7L 1B9             (905) 637-6540
-----------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol
"WBVW".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10-SB/A, filed on January 13, 2003, which can be found in its entirety on the SEC website at www.sec.gov under CIK Number 0001178377.

                  WEB VIEWS CORPORATION
              (A Development Stage Company)

                  FINANCIAL STATEMENTS

                    DECEMBER 31, 2001

                          and


                   SEPTEMBER 30, 2002

                           AUDITORS' REPORT


To the Board of Directors of Web Views Corporation

We have audited the accompanying balance sheet and statement of stockholders' equity of Web Views Corporation (Company) as of
 December 31, 2001 and September 30, 2002, and the related statement of operations and statements of cash flows for the period from the date of incorporation on November 2, 2001 to December 31, 2001 and from January 1, 2002 to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We have conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its presents efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organisational period.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and September 30, 2002 and the results of its operations and its cash flows for the period from the date of incorporation on November 2, 2001 to December 31, 2001 and from January 1, 2002 to September 30, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ WITHEY ADDISON LLP, Chartered Accountants
Mississauga, Canada
November 28, 2002


                    WEB VIEWS CORPORATION
              (A Development Stage Enterprise)
                       Balance Sheet
                  As of September 30, 2002

                                        September 30    December 31
                                            2002            2001
                                        ------------    -----------
ASSETS
        Current Assets
          Cash                          $  33,958       $    5,201
                                        ----------      ----------
      Total Current Assets              $  33,958       $    5,201

      Capital Assets
            Computer hardware           $   3,750       $        -
            Computer software              11,075       $        -
                                        ---------       ----------
                                        $  14,825       $        -
      Less accumulated amortization        (1,697)               -
                                        ---------       ----------
      Total Capital Assets              $  13,128       $        -
                                        ---------       ----------
      Total Assets                      $  47,086       $    5,201
                                        =========       ==========
LIABILITIES
        Current Liabilities
            Accounts payable            $   2,029       $    1,000
                                        ----------      ----------
      Total Current Liabilities         $   2,029       $    1,000

STOCKHOLDERS' EQUITY
   Common stock                         $   2,000       $    1,000
        Authorised
        25,000,000 common shares, $.001 par value
         1,000,000 shares issued and outstanding
      Additional Paid-in Capital           53,000            4,000
      Accumulated Deficit                  (9,943)            (799)
                                          ----------      ----------
      Total Stockholders' Equity        $  45,057       $    4,201
                                          ----------      ----------
     Total Liabilities and
      Stockholders' Equity              $  47,086       $    5,201
                                         ==========      ==========


                        WEB VIEWS CORPORATION
                  (A Development Stage Enterprise)
                  Statement of Stockholders' Equity
                      As of September 30, 2002

                   Common
                   Stock             Additional
                          $.001       Paid-In   Accumulated
                Shares   Par Value    Capital   Deficit     Total
                  -------------------------------------------------

Balance,
November 2,
2001              -          $   -     $    -    $   -    $   -

Stock Issued     1,000,000     1,000     4,000       -      5,000

Net (Loss)
Income            -              -          -      (799)     (799)
                 ------------------------------------------------



Balance,
December 31,
2001             1,000,000   $ 1,000   $ 4,000   $  (799) $ 4,201
                 ------------------------------------------------
Stock issued     1,000,000       1,000    49,000                -
50,000

Net(Loss)Income -                  -              -       (9,144)
(9,144)
                 ------------------------------------------------
Balance,
September 30,
2002             2,000,000   $ 2,000   $53,000   $(9,943) $45,057
                 ================================================


                          WEB VIEWS CORPORATION
                    (A Development Stage Enterprise)
                         Statement of Operations
                  Nine Months Ended September 30, 2002

                                          September 30    December 31
                                              2002           2001
                                          ---------------------------
Revenues                                        $   2,661       $
-


Expenses
   Amortization                               1,697            -
   Bank Charges                                 151            -
   Computer and related expenses                625            -
   Consultants                                1,150            -
   Office and general                         1,225           49
   Professional fees                          5,397          750
   Registration fees                          1,379            -
   Telephone                                    181            -
                                           ----------       ------
                                         $   11,805       $  799
                                         ----------       ------
Net (Loss) Income                        $   (9,144)      $ (799)
                                         ==========       ======



Basic and Diluted Earnings
Per Common Share                           $ (0.00)


Weighted Average number of
Common Shares                              2,000,000



                     WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
                   Statement of Cash Flows
                   As of September 30, 2002

                                             September 30   December 31
                                                 2002           2001
                                             ------------   -----------
Cash Flows from Operating Activities
------------------------------------
Net (Loss) Income                            $  (9,144)     $   (799)
Amortization                                     1,697             -
Accounts Payable                                 1,029         1,000
                                             ---------      --------
     Net Cash Provided (Used) from
     Operating Activities                    $  (6,418)     $    201
                                             =========      ========
Cash Flows from Investing Activities
------------------------------------
Net cash used in purchasing capital assets   $ (14,825)     $      -
                                             ---------      --------
     Net Cash (Used) in Investing
     Activities                              $ (14,825)     $      -
                                             =========      ========
Cash Flows from Financing Activities
------------------------------------
Issuance of Common Stock                     $  50,000      $  5,000
                                             ---------      --------
     Net Cash Provided from
     Financing Activities                    $  50,000      $  5,000
                                              ---------      --------
      Net Increase in Cash                   $  28,757      $  5,201
                                             =========      ========
Cash Balance, Beginning of Period                5,201             -
Cash Balance, End of Period                  $  33,958      $  5,201
                                             =========      ========

                WEB VIEWS CORPORATION
           (A Development Stage Enterprise)
          Notes to the Financial Statements
               As of September 30, 2002

Note 1 -  Summary of Significant Accounting Policies
----------------------------------------------------
Organiztion
------------
Web View Corporation ("the Company") was incorporated under the laws of the State of Nevada on November 2, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorised shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of September 30, 2002.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, very little revenue has been derived during the organizational period.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board No.109, Accounting for Income taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes", which require an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 WEB VIEWS CORPORATION
           (A Development Stage Enterprise)
          Notes to the Financial Statements
                As of September 30, 2002

Note 1 -  Summary of Significant Accounting Policies (con'd)
-----------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues from digital imaging and services are recognized when earned (only after the customer places their virtual tour order by phone, prepays for their order using the Company's fixed price rates for its services, and when the delivery of the service has been rendered to the customer). Expenses are recognized as incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No.128,
"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.

Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

Foreign Currency Translation
-----------------------------
The Company's functional currency is the U.S. dollar as the Company is internet based, offering its services only in U.S.
dollars, with all receipts and payments being made through its U.S. dollar bank accounts. Asset and liabilities of subsidiaries operating in foreign currencies are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

                   WEB VIEWS CORPORATION
             (A Development Stage Enterprise)
            Notes to the Financial Statements
                 As of September 30, 2002


Note 1 -  Summary of Significant Accounting Policies (con'd)
-----------------------------------------------------------
Segments of an Enterprise and Related Information
-------------------------------------------------
Statements of Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments interim financial statements issued to the public.
It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognizd under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Note 2  -  Common Stock
-----------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $.005 per share for a total of $5,000 to the original officers and directors. The $5,000 was paid in full by cash deposited to the Company's bank account on November 9, 2001. An additional 1,000,000 shares of stock were issued pursuant to an offering memorandum for $.05 per share for a total of $50,000.

                    WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
              Notes to the Financial Statements
                   As of September 30, 2002


Note 3  -  Related Parties
--------------------------
The Company has no significant related party transactions and/or relationships with any individuals or entities.


Note 4  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
For nine months ended September 30, 2002, we had revenues of $2,661 and a net loss of $9,144, consisting of general and administrative expenses which were telephone ($181), general office expense ($1225), bank charges($151),amortization ($1697)and computer supplies ($625). Research and website development costs amounted to $1150.00. Legal fees in the amount of $2,000, registration fees in the amount of $1379 and professional fees in the amount of $3397 were incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada.

Net cash provided by financing activities was $50,0000 for the nine months ended September 30, 2002. The $50,000 was raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933.

In the event we are unable to generate revenues sufficient for operations, our ability to continue as a going concern will be dependent upon our ability to raise funds through loans or the sale of our equity securities for use in our day-to-day operations.

Liquidity and Capital Resources
--------------------------------
At September 30, 2002, Registrant's primary sources of liquidity was cash and capital assets, consisting of computer hardware and software, in the amount of $47,086, which is the balance of proceeds raised in Registrant's initial public offering.

Registrant believes its current cash in the bank, plus revenues it expects to derive from business operations will satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

Registrant does not intend to purchase any additional capital assets during the next 12 months.


                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10-SB/A registration statement, filed under SEC File Number 0-49933 on the SEC website at www.sec.gov:

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99             Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Sec. 906 of the Sarbanes-
                Oxley Act of 2002

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.



                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Web Views Corporation, Registrant

Dated: January 22, 2003       By:/s/ Raymond Kitzul
                              President, Secretary and Director

Dated: January 22, 2003       By:/s/ Karrol Kitzul, Treasurer,
                              Chief Financial Officer and Director


         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Raymond Kitzul hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Web Views
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Web Views Corporation as of, and for, the periods presented in this quarterly report.

4. Web Views Corporation 's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Web Views Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Web Views Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Web Views Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        January 22, 2003      /s/ Raymond Kitzul
                             ----------------------------------------
                              Raymond Kitzul, Chief Executive Officer,
                              President, Secretary,and Chairman of
                              the Board of Directors

         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Karrol Kitzul hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Web Views
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Web Views Corporation as of, and for, the periods presented in this quarterly report.

4. Web Views Corporation 's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Web Views Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Web Views Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Web Views Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        January 22, 2003      /s/ Karrol Kitzul
                             ----------------------------------------
                              Karrol Kitzul, Chief Financial Officer,
                              Treasurer and Director