Form 10QSB/A
period 2002-09-30
WEB VIEWS CORP
filed 2003-01-31
CIK 1178377

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                     FORM 10-QSB/A

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
                 ================================================


                          WEB VIEWS CORPORATION
                    (A Development Stage Enterprise)
                         Statement of Operations
                  Nine Months Ended September 30, 2002


                          For the Three   For the Nine    For the year
                          Months Ended    Months Ended       ended
                          September 30    September 30    December 31
                              2002           2002           2001
                          --------------------------------------------
Revenues                  $      -        $   2,661       $    -


Expenses
   Amortization                1,697          1,697            -
   Bank Charges                    -            151            -
   Computer and related
        expenses                   -            625            -
   Consultants                     -          1,150            -
   Office and general            766          1,225           49
   Professional fees           2,147          5,397          750
   Registration fees               -          1,379            -
   Telephone                       -            181            -
                          ----------     ----------       ------
                          $    4,610     $   11,805       $  799
                          ----------     ----------       ------
Net (Loss) Income         $   (4,610)    $   (9,144)      $ (799)
                          ==========     ==========       ======



Basic and Diluted Earnings
Per Common Share          $   (0.00)     $    (0.00)      $(0.00)


Weighted Average number of
Common Shares              2,000,000      2,000,000    2,000,000



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

Dated: January 31, 2003       By:/s/ Raymond Kitzul
                              President, Secretary and Director

Dated: January 31, 2003       By:/s/ Karrol Kitzul, Treasurer,
                              Chief Financial Officer and Director


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

  January 31, 2003     /s/ Raymond Kitzul
                             ----------------------------------------
                              Raymond Kitzul, Chief Executive Officer,
                              President, Secretary,and Chairman of
                              the Board of Directors

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

   January 31, 2003    /s/ Karrol Kitzul
                             ----------------------------------------
                              Karrol Kitzul, Chief Financial Officer,
                              Treasurer and Director