Form 10KSB
period 2002-12-31
WEB VIEWS CORP
filed 2003-03-31
CIK 1178377

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002
        Commission File Number 0-49933

                Web Views Corporation
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        95-4886472
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      5114 Lakeshore Road
   Burlington, Ontario,Canada                 L7L 1B9
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:(905) 637-6540

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 2,000,000. Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
WBVW; however, as of the date of the filing of this Annual
Report, only minimal trading has commenced.

Registrant's Form 10SB and all exhibits thereto, a copy of which can be obtained on the SEC website at www.sec.gov under SEC File
No. 0-49933, are incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, which can be found at www.sec.gov.

                        PART I
                        ======

ITEM 1.  DESCRIPTION OF BUSINESS
General
-------
Web Views Corporation was incorporated in the State of Nevada on November 2, 2001 to engage in the business of providing
Internet-based digital media content. We currently offer capturing, processing, hosting and distribution of visual content and other digital media of goods and services for display and promotion on the Internet. All processing, editing and hosting is performed out of our Burlington, Ontario location.
We are currently in the development stage and have not yet generated any significant revenues.

Industry Overview
----------------
The Internet is revolutionizing e-tail business by bringing buyers and sellers together in new ways. It has become an important alternative to traditional media, enabling consumers to seek information, communicate with one another and execute commercial transactions electronically. The Internet is distinct from traditional media in that it offers real-time access to dynamic and interactive content and instantaneous communication among users. These characteristics, combined with the fast growth of Internet users and usage, have created a powerful, rapidly expanding direct marketing and sales channel. Advertisers can target very specific demographic groups, measure the effectiveness of advertising campaigns and revise them in response to real-time feedback. Similarly, the Internet offers on-line merchants the ability to reach a vast audience and operate with lower costs and greater economies of scale, while offering consumers greater selections, lower prices and heightened convenience, compared to conventional retailing.

Our Services
------------
Web Views Corporation is an Internet-based company that provides visual 360-degree content and other digital media solutions to facilitate e-commerce, communication and entertainment. We have established the www.web-views.ca website and offer both businesses and consumers a complete one-stop shop that includes the capturing, processing, hosting and distribution of visual content and other digital media of their goods and services for display and promotion on the Internet.
Our infrastructure enables us to deliver digital media content to web sites accessed from a variety of web-based platforms, including America Online, Excite, AltaVista, Look, MSN and Netscape. Our services are designed to help businesses increase the relevance and enjoyment of their users' web site visits, resulting in increased traffic and repeat usage. The increased traffic may provide our customers with higher e-commerce and advertising revenue opportunities without requiring significant investment in digital media infrastructure.

Although we are initially targeting real estate and e-retail business, we intend to also target the following markets as time and revenues allow: travel, hospitality, automotive and entertainment. We currently estimate we will be able to pursue some of these target markets in late 2003. We believe that many businesses will seek to take advantage of our services, thereby saving the time and expense of creating and maintaining their own digital media.

Our current infrastructure, consisting of a server, a personal computer, editing tablet, digital camera, editing software, virtual tour and 3D software. MGI software, purchased from an unrelated third party, is used for developing the virtual tours and 3D images, and Edit DV software, purchased from an unrelated third party, allows us to compress the images to a desired size, combined with customized features. We use Nikon digital cameras, complimented with specialized 180-degree lenses and large storage cards, to accommodate several tours without the fear of limited space. Our in-house personal computer is used to edit and produce the images which are then transferred to our server for delivery of the digital media content over the web.

Our digital services are designed for many types of digital content. Digital images may be modified and compressed by using Edit DV professional editing software, resulting in quicker download times, with no visible loss in quality. Immersive images using MGI 3D-Virtual tour software enable viewers to move freely within the image and be more interactive. Following is a brief description of each of our principal products/services:

For our virtual tour production process we use a high quality digital camera, taking four pictures at 90, 180, 270 and 360 degrees on a balanced tripod. The digital images are then transferred from the camera to a personal computer via direct wire. The MGI software we use creates virtual tours by combining the four digital photographs taken with a 180-degree fisheye lens into one 360-degree by 360-degree spherical image. The software corrects the distortion inherent in such photographs, and can be edited to a smaller file size using Edit DV software. The resulting image can be viewed in any direction, up-down,left-right, And horizon to horizon without the need of any plug-ins.
\
-- Virtual Tours
   =============
Our basic virtual tour service consists of four scenes for a basic cost to our clients of $79.95 US. Each additional scene and each additional Web site posting costs $10.00.
The service involves the following: (a) a client orders a virtual tour by phone, fax, email or online; (b) our customer service representative (currently, our President, Raymond
Kitzul) receives the order and dispatches the request to one of our photographers, who are currently our officers and directors; (c) the photographer contacts the client to schedule the shoot of the product or service; (d) once the digital images are shot using our digital cameras, the captured content is sent via email to our processing center located in our offices in Burlington, Ontario, Canada;
(e) we then inspect all scenes and convert, edit and compress the video using third-party Digital Origin editing software into a virtual tour using third-party
MGI Vitual Tour software; and (f) we then post the virtual tour on the Web using either ours or the clients' server.

Virtual Tours on the Internet
=============================
Our Web-based virtual tour product is viewable using a standard Web browser, without the need for additional software, over a basic dial-up connection to the Internet.
Our virtual tours are available on real estate company Web sites, individual real estate agent Web sites internet portals and multiple listing services.

Virtual tours provide buyers with rich visual information enabling them to efficiently view and screen many goods and services, at no cost, without requiring on-site visits. This enables buyers to save the time, expense and inconvenience of scheduling appointments, traveling and visiting in person. Our virtual tours also add new dimensions to the buying process by enabling buyers to show a potential product or service to family and friends and revisit the virtual tour as many times as they would like, without added expense of travel.

Email Virtual Tours
===================
In addition to our Web-based virtual tours, we offer a self contained, executable virtual tour, which can be distributed by email, and is included in the initial package for $79.95 US. The email virtual tour offers all of the features of our Web-based virtual tours and can be customized to include contact information for the client representing the seller or the travel agent representing the tour company. The client receives the email virtual tour from web-views.ca and is able to widely distribute the email virtual tour by sending it directly to potential buyers, other buyers and the seller.

The client can also use the email tour as a promotional tool by including his or her name and contact information. Our email virtual tour can be viewed on computers running
Microsoft's Windows 95, Windows 98 or Windows NT operating systems.

The average file size of a virtual tour is equal to approximately three separate digital images, which allows.
almost any client with standard computer memory storage to save and show or view the tour anytime, without the need for an Internet connection to download it each time.

Proprietary Data
-------------------
We do not have any proprietary data, other than the rights to our domain name, webviews.ca, which is protected by registration. We have not yet applied for any trademark protection either in Canada or the United States for our brand name WebViews, as we have only recently commenced business operations and have not had the funds to do so. We may, in the future, if and when cash flow allows, seek trademark protection for our brand name.

Revenue Sources
---------------
Initially, our main focus is on creating a trusted brand name that industry and consumers will rely on for being the most cost effective and efficient way to promote, display and have their prospective customers examine their products and services. Our business model is derived primarily from revenue and fees derived from imaging solutions and advertising (recognized when earned) by media partners. Other revenues may also be derived from secondary advertising sales by cross promoting complimentary goods or services. This would include businesses such as a moving company, which would compliment the real estate market. Advertising revenue could also be derived by selling banner spots on the tour or the digital images. In addition, targeted mailing list will be compiled in our data bank, which may be resold to perspective clients, thereby adding to our gross revenues.

As business increasingly leverages the geographic reach and rich media potential of the Internet, we believe virtual tours will become a standard method to market goods and services, the way still photographs are a standard method today. In order to accelerate the adoption and enhance the benefits of our web-views.ca virtual tours, we have established free listings on some of the major search engine portals. Our virtual tours can be found and viewed using some of the more common search engines such as America Online, Excite, AltaVista, Look, GO Network/InfoSeek, MSN, Netscape and Overture. We are also researching the cost and feasibility of placing banner ads on their website with links to our web-views.ca website.

We are still in the early development stages, and to date, we have only had three virtual tour and digital editing clients, which generated gross revenues of $2,661.

Marketing
---------
The success of our business in the real estate markets will be highly dependent upon our establishment and ability to maintain commercial relationships with traditional real estate brokerage firms, multiple listing services and technology providers. We are currently soliciting this business through direct contact, utilizing industry mailing lists in digital, as well as print media and by telephone appointment setting.

Media purchasing is a significant component to the brand awareness and customer acquisition strategy for web-views.ca.
We believe that click-through banner advertising has been the accepted means to drive traffic across the Internet for several years. We further believe that we must continue to promote web-views.ca to the mass Internet audience through search engines, such as our current extensive listings on all the major search engine portals in order to attract first time users, promote our services and establish our brand name. We also intend to pursue general advertising through conventional media.

Since inception, we estimate that we have invested well over 500 hours in the research and development of our services and software. Our research involved searching our competitors' sites on the Internet and in newsprint, books, magazines and various reports. We also personally contacted many producers and suppliers in the industry researching the costs of doing business.

Competition
-----------
The market for visual content and other digital media solutions is new and rapidly evolving. To our knowledge, we currently compete with two other online providers of immersive imaging technology, digital imaging and virtual tours in the e-retail and travel industries: kamaria.com and 3dvisit.com and three in the real estate industry: kamaria.com, 3dvisit.com and venturehomes.ca. Since we have only recently commenced business operations, and these competitors are all established in the industry, we are currently ranked last competitively.
These companies develop and market imaging products and services, such as a panoramic imaging. In addition, we compete with other companies in the traditional two-dimensional photography industry. Traditional photographs have significant and established customer acceptance. Our success will be dependent on our ability to compete with companies offering similar immersive imaging products and with companies in the traditional photography industry. We cannot be assured that others will not develop business plans that are similar or superior to ours. To compete effectively, we must introduce new versions of, and enhancements to our products and services; price its products and services at appropriate and competitive levels; and provide strong marketing support to promote its products and services. Some of our competitors may have greater financial, marketing, distribution and technical resources than it does.

Government Regulations
----------------------
General: There are an increasing number of proposed laws and regulations under consideration pertaining to the Internet; however, no specific regulations have yet been passed. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation, and quality of products and services. Moreover, it may take years to determine whether and how existing laws, such as those governing issues related to intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. We fully intend to comply with any new legislation or regulation which may apply to our business operations, however, any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on business operations, results of operations and financial condition.

On-line Content Regulations: Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to certain persons. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on web-views.ca. Legislation regulating on-line content could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on our ability to generate revenues.

E-commerce is new and rapidly changing and worldwide regulation relating to the Internet and e-commerce is still evolving. Currently, there are few laws or regulations directly applicable to e-commerce on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content and quality of products and services. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease use of our website, or could otherwise have a material adverse effect on our business.

Employees
---------
At the present time, we currently have no employees other than our officers and directors who devote their time either as needed or on a full-time basis to our business.
Ed and Karrol Kitzul will devote approximately 5 hours each per week on an as needed basis. Raymond Kitzul devotes approximately 30 hours per week to our business operations.
We intend to add staff as needed, as we expand.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any property. Our 1100 square foot business office and processing center is located at 5114 Lakeshore
Rd., Burlington, Ontario L7L 1B9 Canada, which is donated free of charge by the Company's President, Raymond Kitzul.
There is no written agreement or term and we intend to use this office/warehouse space until such time as our business operations expand and demand larger quarters.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock was listed on the OTCBB under the symbol WBVW however, trading has not yet commenced.

At December 31, 2002 and as of the date of the filing of this annual report, there are approximately 28 equity security holders. This number does not include shareholders whose stock is held through securities position listings.

We paid no dividends for the years ended December 31, 2002 or 2001. Payment of dividends is within the discretion of our Board of Directors and there are no material restrictions that limit our ability to pay dividends on the Common Stock; however, we have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
We have not yet fully commenced business operations and, as a result, we have not yet realized any significant revenues. At December 31, 2002, our total revenues were $2,661 US, compared to December 31, 2001, when they we had not yet generated any revenues. We are currently still in the research and development stage.

We had a net loss of $21235 at December 31, 2002, resulting in a negligible net loss per share, as compared to a net loss of $799 at December 31, 2001.

General and administrative expenses at December 31, 2002 were $23,896, most of which constituted consulting and professional fees and expenses incurred in connection with the preparation and filing of our Form 10-SB registration statement with the U.S. Securities and Exchange Commission, compared to $799 in total expenses for the year ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, our primary sources of liquidity was cash in the amount of $20,892, which was the balance of proceeds raised in our initial public offering under Rule 504 of Regulation D in the State of Nevada, compared to $5,201 for the year ended
December 31, 2001.

We believe that our existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet our anticipated cash requirements is subject to a number of uncertainties, the most important of which will be our ability to generate sufficient cash flow to support our business operations.

Plan of Operation
-----------------
We are currently completing research and development of our software and processes and continuing to perform research on, among other things, marketing and expanding our business operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the year ended December 31, 2002, audited by Withey Addison LLP, an independent Certified Public
Accountant, is included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during the period covered by this report.


                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address             Age      Position(s)
----------------            ----      -------------
Raymond Kitzul              34        President, CEO, Secretary and
5114 Lakeshore Rd.                    Director
Burlington, ON  L7L 1B9

Ed Kitzul                   63        Vice-President and Director
Director
2798 Capri Rd.
Kelowna, B.C. V1E 3E6

Karrol Kitzul             63        Treasurer, CFO and Director
2798 Capri Rd.
Kelowna, B.C. V1E 3E6

Background of Officers and Directors
------------------------------------
Raymond Kitzul has been the President and a Director of our company since inception. From June 2001 to the inception of Web Views Corp., Mr. Kitzul spent full time on the research and development of the digital imaging market. From January
1997 to June 2001, Mr. Kitzul was CEO of iCYBER Inc. in Burlington, Ontario, Canada. iCYBER is an innovative internet development and consulting company focusing on interactive websites. From March 1992 to October 2001, Mr. Kitzul was CEO of ICAN, in Burlington, Ontario, which specialized in the development and marketing of fitness products and services.
Mr. Kitzul earned a Bachelor's Degree in Business Administration from the Okanagan University College, in Kelowna, British Columbia, in May 1988. He attended Computer Science at McMaster University in Hamilton, Ontario from Sept 1995 to May 1997.
For the past 4 years he has focused on the high-speed internet industry and has developed many interactive websites. He has extensive experience in sales and marketing and was a key player in the positioning of iCYBER Inc. He has demonstrated measurable success in the development and implementation of programs that improve efficiency and productivity. Mr. Kitzul devotes full time to our business operations.

Ed Kitzul has been the Vice-President and a Director of our company since inception. From October 1997 to September 2001, Sergeant Kitzul managed Procheck of Kelowna, BC, Canada, a property management company. From June 1959, to September 1997, Sergeant Kitzul was employed with the Royal Canadian Mounted Police. Sergeant Kitzul was in internal affairs in British Columbia for his last 6 years with the RCMP. In this position, he was responsible for administrating internal affairs investigations and policy for the RCMP. Sergeant Kitzul devotes approximately 20 hours per week to our business operations.

Karrol Kitzul has been the Treasurer and a Director of our company since inception. From October 1997 to September 2001, Mrs. Kitzul was office manager for Procheck of Kelowna, BC, Canada, a property management company. Mrs. Kitzul was responsible for daily operations, as well as payroll and accounting duties. From August 1984 to October 1997, Mrs. Kitzul was unemployed and a housewife. From March 1978 to August 1984, she held a management position in human resources for Canada Safeway, a supermarket chain, in Dawson Creek, BC, Canada. Mrs. Kitzul was responsible for implementing Safeway's policies and procedures regarding hiring, training and managing employees. She devotes approximately 20 hours per week to our business operations.


ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of our officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until we begins to realize revenues and become profitable in our business operations. As a result, no summary compensation tables have been included herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Raymond Kitzul (1)          500,000          25%
                5114 Lakeshore Rd.
                Burlington, ON  L7L 1B9

Common Stock    Ed Kitzul (1)                     500,000          25%
                2798 Capri Rd.
                Kelowna, B.C. V1E 3E6



Common Stock    Karrol Kitzul (1)               500,000          25%
                2798 Capri Rd.
                Kelowna, B.C. V1E 3E6
-------------------------------------------------------------------
All Executive Officers and
Directors as a group (3 persons)          1,000,000         50%

(1) Ed Kitzul and Karrol Kitzul are husband and wife and Raymond Kitzul is their son. Together, Ed and Karrol Kitzul beneficially own a total of 500,000 shares, or 25% of our total issued and outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which we were or are to be a party to in which any Director, Executive
Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial statement for the years ended December 31, 2002 and 2001 is included herein.

(b) We filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

(c) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed under SEC File Number 0-049933 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99.1        Certification of Chief Executive Officer
   99.2          Certification of Chief Financial Officer


                  WEB VIEWS CORPORATION

                  FINANCIAL STATEMENTS

               DECEMBER 31, 2002 AND 2001

WITHEY ADDISON LLP
Missauga, Canada






                      AUDITORS' REPORT




To the Board of Directors of Web Views Corporation

We have audited the accompanying balance sheet and statement of stockholders' equity of Web Views Corporation (Company) as of December 31, 2001 and 2002 and the related statement of operations and statement of cash flows for the period from the date of incorporaiton on November 2, 2001 to December 31, 2001 and from January 1, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its presents efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, very little revenue has been derived during the organisational period.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and December 31, 2002 and the results of its operations and its cash flows for the period from the date of incorporation on November 2, 2002 to December 2002, in conformity with U.S. generally accepted accounting principles.

/s/ WITHEY ADDISON LLP, Chartered Accountants
Mississauga, Canada
March 26, 2003

                    WEB VIEWS CORPORATION
              (A Development Stage Enterprise)
                       Balance Sheet
              As of December 31, 2002 and 2001

                                        December 31     December 31
                                            2002            2001
                                        ------------    -----------
ASSETS
        Current Assets
                Cash                      $  20,892       $    5,201
                                          ----------      ----------
        Total Current Assets              $  20,892       $    5,201

      Capital Assets
            Computer hardware           $   6,034       $        -
            Computer software              11,075       $        -
                                        ---------       ----------
                                        $  17,109       $        -
      Less accumulated amortization        (3,521)               -
                                        ---------       ----------
      Total Capital Assets              $  13,588       $        -
                                        ---------       ----------
      Total Assets                      $  34,480       $    5,201
                                        =========       ==========
LIABILITIES
        Current Liabilities
                Accounts payable            $   1,514       $    1,000
                                        ----------      ----------
        Total Current Liabilities         $   1,514       $    1,000

STOCKHOLDERS' EQUITY
   Common stock                         $   2,000       $    1,000
        Authorised
        25,000,000 common shares, $.001 par value
         2,000,000 shares issued and outstanding
        Additional Paid-in Capital           53,000            4,000
        Accumulated Deficit                 (22,034)            (799)
                                         ----------       ----------
        Total Stockholders' Equity        $  32,966       $    4,201
                                         ----------       ----------
        Total Liabilities and
      Stockholders' Equity              $  34,480       $    5,201
                                          ==========      ==========


                        WEB VIEWS CORPORATION
                  (A Development Stage Enterprise)
                  Statement of Stockholders' Equity
                  As of December 31, 2002 and 2001


                         Common
                       Stock             Additional
                             $.001         Paid-In      Accumulated
                  Shares             Par Value Capital  Deficit     Total
                  ------------------------------------------------------
Balance,
November 2,
2001                        -        -         -        -          -

Stock issued     1,000,000   $ 1,000   $ 4,000       $  -       $ 5,000

Net(Loss)income                                        (799)       (799)
                 -------------------------------------------------------
Balance,
December 31,
2001                 1,000,000   $ 1,000   $ 4,000       $  (799)  $  4,201

Stock issued     1,000,000       1,000    49,000                 -       50,000

Net(Loss)income         -        -         -         (21,235)   (21,235)
                -------------------------------------------------------
Balance,
December 31,
2002                 2,000,000   $ 2,000   $53,000      $(22,034)  $32,966
                =======================================================


                          WEB VIEWS CORPORATION
                    (A Development Stage Enterprise)
                         Statement of Operations
                 Years Ended December 31, 2002 and 2001

                                           December 31    December 31
                                              2002           2001
                                          ---------------------------
Revenues                                        $   2,661       $    -


Expenses
   Amortization                               3,521            -
   Bank Charges                                 216            -
   Computer and related expenses                625            -
   Consultants                               10,446            -
   Office and general                         1,336           49
   Professional fees                          6,039          750
   Registration fees                          1,532            -
   Telephone                                    181            -
                                           ----------       ------
                                         $   23,896       $  799
                                         ----------       ------
Net (Loss) Income                               $  (21,235)      $ (799)
                                           ==========       ======

Basic and Diluted Earnings
Per Common Share                              $    (0.00)      $(0.00)

Weighted Average number of
Common Shares                              2,000,000     1,000,000



                     WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
                   Statement of Cash Flows
               As of December 31, 2002 and 2001

                                              December 31   December 31
                                                 2002           2001
                                             ------------   -----------
Cash Flows from Operating Activities
------------------------------------
Net (Loss) Income                            $ (21,235)     $   (799)
Amortization                                     3,521             -
Accounts Payable                                   513         1,000
                                             ---------      --------
     Net Cash Provided (Used) from
     Operating Activities                    $ (17,201)     $    201
                                               =========      ========
Cash Flows from Investing Activities
------------------------------------
Net cash used in purchasing capital assets   $ (17,108)     $      -
                                             ---------      --------
     Net Cash (Used) in Investing
     Activities                              $ (17,108)     $      -
                                             =========      ========
Cash Flows from Financing Activities
------------------------------------
Issuance of Common Stock                     $  50,000      $  5,000
                                               ---------      --------
     Net Cash Provided from
     Financing Activities                    $  50,000      $  5,000
                                               ---------      --------
        Net Increase in Cash                   $  15,691      $  5,201
                                               =========     ========
Cash Balance, Beginning of Period                5,201             -
Cash Balance, End of Period                    $  20,892      $  5,201
                                               =========      ========

                WEB VIEWS CORPORATION
           (A Development Stage Enterprise)
          Notes to the Financial Statements
          As of December 31, 2002 and 2001

Note 1 -  Summary of Significant Accounting Policies
----------------------------------------------------
Organization
------------
Web View Corporation ("the Company") was incorporated under the laws of the State of Nevada on November 2, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of December 31, 2002.

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

                  WEB VIEWS CORPORATION
            (A Development Stage Enterprise)
           Notes to the Financial Statements
           As of December 30, 2002 and 2001

Note 1 -  Summary of Significant Accounting Policies (cont.)
-----------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues from digital imaging and services are recognized when earned (based on when the customer places their virtual tour order by phone with payment being received prepaid from customers using the Company's fixed price rates for its services, and when the delivery of the service has been rendered). Expenses are recognized as incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Foreign Currency Translation
----------------------------
The Company's functional currency is the U.S. dollar as the Company is internet based, offering its services only in U.S.
dollars, with all receipts and payments being made through its U.S. dollar bank accounts. Assets and liabilities of subsidiaries operating in foreign currencies are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

                   WEB VIEWS CORPORATION
             (A Development Stage Enterprise)
            Notes to the Financial Statements
            As of December 31, 2002 and 2001


Note 1 -  Summary of Significant Accounting Policies (cont.)
-----------------------------------------------------------
Segments of an Enterprise and Related Information
-------------------------------------------------
Statements of Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments interim financial statements issued to the public.
It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

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

                    WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
              Notes to the Financial Statements
              As of December 31, 2002 and 2001

Note 3  -  Related Parties
--------------------------
The Company has no significant related party transactions and/or relationships with any individuals or entities.


Note 4  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                           SIGNATURES
                           ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             Web Views Corporation, Registrant
                             ---------------------------------
Dated: March 30, 2003        By:/s/ Raymond Kitzul, President,
                             CEO, Secretary and Chairman of
                             the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Date:  March 30, 2003          By:/s/ Raymond Kitzul, President,
                               CEO, Secretary and Director

Date:  March 30, 2003          By:/s/ Ed Kitzul, Vice-President
                               and Director

Date:  March 30, 2003          By:/s/ Karrol Kitzul, Treasurer,
                               CFO and Director



    CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
    ------------------------------------------------

I, Raymond Kitzul, certify that:

1. I have reviewed this annual report on Form 10-KSB of Web Views
Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Web Views Corporation as of, and for, the periods presented in this annual report.

4. Web Views Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Web Views Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Web Views Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Web Views Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 30, 2003        /s/ Raymond Kitzul
                              --------------------------------------
                               By: Raymond Kitzul, Chief Executive
                               Officer, Secretary and Chairman of
                               the Board of Directors


      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

I, Karroll Kitzul, certify that:

1. I have reviewed this annual report on Form 10-KSB of Web Views corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Web Views Corporation as of, and for, the periods presented in this annual report.

4. Web Views Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for Web Views Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Web Views Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of Web Views Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 30, 2003        /s/ Karrol Kitzul
                      --------------------------------------------
                      By: Karroll Kitzul, Chief Financial Officer,
                          Treasurer and Director