Form 10QSB
period 2003-03-31
WEB VIEWS CORP
filed 2003-05-14
CIK 1178377

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 2,000,000.

Registrant's common stock is listed on the OTCBB under the symbol
"WBVW".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB, which can be found on the SEC website at www.sec.gov under CIK Number 0001178377.

                  WEB VIEWS CORPORATION
              (A Development Stage Company)

                  FINANCIAL STATEMENTS

                      (Unaudited)


                     March 31, 2003


                    WEB VIEWS CORPORATION
              (A Development Stage Enterprise)
                       Balance Sheet
                    As of March 31, 2003

                                          March 31      December 31
                                            2003            2002
                                        ------------    -----------
ASSETS
        Current Assets
          Cash                          $   4,729       $   20,892
                                        ----------      ----------
      Total Current Assets              $   4,729       $   20,892

      Capital Assets
            Computer hardware           $   6,034       $    6,034
            Computer software              11,075       $   11,075
                                        ---------       ----------
                                        $  17,109       $   17,109
      Less accumulated amortization        (5,408)          (3,521)
                                        ---------       ----------
      Total Capital Assets              $  11,701       $   13,588
                                        ---------       ----------
      Total Assets                      $  16,430       $   34,480
                                        =========       ==========
LIABILITIES
        Current Liabilities
            Accounts payable            $   1,514       $    1,514
                                        ----------      ----------
      Total Current Liabilities         $   1,514       $    1,514

STOCKHOLDERS' EQUITY
   Common stock                         $   2,000       $    2,000
        Authorised
        25,000,000 common shares, $.001 par value
         2,000,000 shares issued and outstanding
      Additional Paid-in Capital           53,000           53,000
      Accumulated Deficit                 (40,084)         (22,034)
                                          ----------      ----------
      Total Stockholders' Equity        $  14,916       $   32,966
                                          ----------      ----------
     Total Liabilities and
      Stockholders' Equity              $  16,430       $   34,480
                                         ==========      ==========


                        WEB VIEWS CORPORATION
                  (A Development Stage Enterprise)
                  Statement of Stockholders' Equity
                      As of March 31, 2003

                   Common
                   Stock             Additional
                          $.001       Paid-In   Accumulated
                Shares   Par Value    Capital   Deficit     Total
                  -------------------------------------------------

Balance,
November 2,
2001              -          $   -     $    -    $   -    $   -

Stock Issued     1,000,000     1,000     4,000       -      5,000

Net (Loss)
Income            -              -          -      (799)     (799)
                 ------------------------------------------------
Balance,
December 31,
2001             1,000,000   $ 1,000   $ 4,000   $  (799) $ 4,201
                 ------------------------------------------------
Stock issued     1,000,000     1,000    49,000        -    50,000

Net(Loss)Income        -            -       -    (22,833) (17,034)
                 ------------------------------------------------
Balance,
December 31,
2002             2,000,000    $ 2,000   $53,000 $(22,034)$ 32,966
                 ------------------------------------------------
Stock Issued           -           -        -         -       -

Net (Loss)
Income                 -           -        -    (18,050) (18,050)
                 ------------------------------------------------
Balance,
March 31,
2003             2,000,000    $ 2,000   $53,000 $(40,084)$ 14,916
                 ================================================


                          WEB VIEWS CORPORATION
                    (A Development Stage Enterprise)
                         Statement of Operations
                  Nine Months Ended March 31, 2003

                                            March 31    December 31
                                              2003         2002
                                          ---------------------------
Revenues                                  $      -       $ 2,661

Expenses
   Amortization                               1,887        3,521
   Bank Charges                                  15          216
   Computer and related expenses              8,053          625
   Consultants                                3,500       10,446
   Office and general                             -        1,336
   Professional fees                          3,750        6,039
   Registration fees                            845        1,532
   Telephone                                      -          181
                                           ----------    -------
                                         $   18,050      $23,896
                                           ----------    -------
Net (Loss) Income                        $  (18,050)    $(21,235)
                                         ==========       ======



Basic and Diluted Earnings
Per Common Share                           $ (0.00)


Weighted Average number of
Common Shares                              2,000,000



                     WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
                   Statement of Cash Flows
                   As of March 31, 2003

                                                March 31    December 31
                                                 2003           2002
                                             ------------   -----------
Cash Flows from Operating Activities
------------------------------------
Net (Loss) Income                            $ (18,050)     $(21,235)
Amortization                                     1,887         3,521
Accounts Payable                                     -           513
                                             ---------      --------
     Net Cash Provided (Used) from
     Operating Activities                    $ (16,163)     $(17,201)
                                             =========      ========
Cash Flows from Investing Activities
------------------------------------
Net cash used in purchasing capital assets   $       -      $(17,108)
                                             ---------      ---------
     Net Cash (Used) in Investing
     Activities                              $       -      $(17,108)
                                             =========      ========
Cash Flows from Financing Activities
------------------------------------
Issuance of Common Stock                     $       -      $ 50,000
                                             ---------      --------
     Net Cash Provided from
     Financing Activities                    $       -      $ 50,000
                                              ---------      --------
      Net Increase in Cash                   $ (16,163)     $ 15,691
                                             =========      ========
Cash Balance, Beginning of Period               20,892         5,201
Cash Balance, End of Period                  $   4,729      $ 20,892
                                             =========      ========

                WEB VIEWS CORPORATION
           (A Development Stage Enterprise)
          Notes to the Financial Statements
               As of March 31, 2003

Note 1 -  Summary of Significant Accounting Policies
----------------------------------------------------
Organiztion
------------
Web View Corporation ("the Company") was incorporated under the laws of the State of Nevada on November 2, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorised shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of March 31, 2003.

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

                 WEB VIEWS CORPORATION
           (A Development Stage Enterprise)
          Notes to the Financial Statements
                As of March 31, 2003

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

                   WEB VIEWS CORPORATION
             (A Development Stage Enterprise)
            Notes to the Financial Statements
                 As of March 31, 2003


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

                    WEB VIEWS CORPORATION
               (A Development Stage Enterprise)
              Notes to the Financial Statements
                   As of March 31, 2003


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Plan of Operation
-------------------------------------------
For three months ended March 31, 2003, we had no revenues and a net loss of $18,050, consisting of general and administrative expenses, $8,053 of which were for computer and related expense and 7,250, which were fees and costs associated with the preparation and filing of our Form 10SB with the U.S. Securities and Exchange Commission. We are still in the early development stages and are continuing to build our website and business operations.

In the event we are unable to generate revenues sufficient for operations, our ability to continue as a going concern will be dependent upon our ability to raise funds through loans or the sale of our equity securities for use in our day-to-day operations.

Liquidity and Capital Resources
--------------------------------
At March 31, 2003, Registrant's primary sources of liquidity was cash and capital assets, consisting of computer hardware and software, in the amount of $4,729, which is the balance of proceeds raised in Registrant's initial public offering.

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

B) There were no reports on Form 8-K filed during the quarter ended March 31, 2003.



                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Web Views Corporation, Registrant

Dated: May 14, 2003           By:/s/ Raymond Kitzul
                              President, Secretary and Director

Dated: May 14, 2003           By:/s/ Karrol Kitzul, Treasurer,
                              Chief Financial Officer and Director


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

        May 14, 2003         /s/ Raymond Kitzul
                             ----------------------------------------
                              Raymond Kitzul, Chief Executive Officer,
                              President, Secretary,and Chairman of
                              the Board of Directors

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

        May 14, 2003         /s/ Karrol Kitzul
                             ----------------------------------------
                              Karrol Kitzul, Chief Financial Officer,
                              Treasurer and Director