Form 10QSB
period 2003-06-30
CASCADE MOUNTAIN MINING CO INC
filed 2003-08-27
CIK 1178377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

  [    ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-49933


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                            Nevada     95-4886472
                            ------     ----------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)

             601 Union Street, 42nd Floor, Seattle, Washington 98101
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 652-3280
                                ---------------
                          (Issuer's telephone number)

                              Web Views Corporation
                              5114 Lakeshore Road
                      Burlington, Ontario, Canada L7L 1B9
                      -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes [X]     No [ ]

As of August 27, 2003, 130,000,020 shares of Common Stock of the issuer were outstanding.

                      Cascade Mountain Mining Company, Inc.
                                   FORM 10-QSB

                                      INDEX

                                      PART I

Item 1.     Financial Statements                                             F-3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            F-7
Item 3.     Evaluation of Disclosure Controls and Procedures

                                     PART II

Item 1.     Legal Proceedings                                                F-8
Item 2.     Changes in Securities and Use of Proceeds                        F-8
Item 5.     Other Information                                                F-8
Item 6.     Exhibits and Reports on Form 8-K                                 F-8

            Signatures                                                       F-8

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                                  JUNE 30, 2003

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  June  30,
    2003                                                                    1

  Unaudited  Condensed  Statements  of  Operations  for  the
    three  months  and  six  months  ended  June  30,  2003  and for  the  period  from  inception,  December  17,  2002
    to  June  30,  2003                                                     2

  Unaudited  Condensed  Statements  of  Stockholders'  Deficit
    for  the  period  from  inception,  December  17,  2002,  to
    June  30,  2003                                                         3

  Unaudited  Condensed  Statements  of  Cash  Flows  for  the
    six  months  ended  June  30,  2003  and  for  the  period
    from  inception,  December  17,  2002,  to  June  30,  2003             4

Notes  to  Financial  Statements                                            5


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  JUNE 30, 2003


     ASSETS
--------------
Current assets:
  Cash and cash equivalents                                $       -
  Receivable from stockholder                                 39,580
                                                           ----------

    Total current assets                                      39,580

Equipment, net of accumulated depreciation of $382             3,501
                                                           ----------

      Total assets                                         $  43,081
                                                           ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------

Current liabilities:
  Notes payable                                            $ 179,300
  Accrued interest                                             7,943
                                                           ----------

  Total current liabilities                                  187,243
                                                           ----------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 130,000,020 shares issued and outstanding    130,000
  Losses accumulated during the development stage           (274,162)
                                                           ----------

    Total stockholders' deficit                             (144,162)
                                                           ----------

      Total liabilities and stockholders' deficit          $  43,081
                                                           ==========



                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND FOR
         THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO JUNE 30, 2003



                                              THREE MONTHS     SIX MONTHS
                                                  ENDED          ENDED       INCEPTION TO
                                                 JUNE 30,       JUNE 30,       JUNE 30,
                                                   2003           2003          2003
                                               -------------  -------------  ----------
General and administrative expense             $     76,329   $    123,475   $ 136,919
Cost of recapitalization                            129,300        129,300     129,300
Interest expense                                      5,064          7,943       7,943
                                               -------------  -------------  ----------

Net loss                                       $   (210,693)  $   (260,718)  $(274,162)
                                               =============  =============  ==========

Basic and dilutive net loss per common share   $      (0.00)  $      (0.00)
                                               =============  =============

Weighted average common shares outstanding
  (basic and dilutive)                          130,000,020    130,000,020
                                               =============  =============



                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND FOR THE
           PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO JUNE 30, 2003


                                                                  LOSSES
                                                                ACCUMULATED
                                                                DURING THE
                                             COMMON STOCK       DEVELOPMENT
                                           SHARES      AMOUNT      STAGE       TOTAL
                                        ------------  ---------  ----------  ----------
Balance at December 17, 2002                      -   $      -   $       -   $       -

Common stock issued for services            700,000        700           -         700

Net loss                                          -          -     (13,444)    (13,444)
                                        ------------  ---------  ----------  ----------

Balance at December 31, 2002                700,000        700     (13,444)    (12,744)

Effect of recapitalization                2,266,667      2,267           -       2,267

Cancellation of common stock               (800,000)      (800)          -        (800)

Effect of 60 to 1 forward stock split   127,833,353    127,833           -     127,833

Net loss                                          -          -    (260,718)   (260,718)
                                        ------------  ---------  ----------  ----------

Balance at June 30, 2003 (unaudited)    130,000,020   $130,000   $(274,162)  $(144,162)
                                        ============  =========  ==========  ==========



                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND FOR THE
           PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO JUNE 30, 2003


                                                      SIX  MONTHS
                                                         ENDED    INCEPTION  TO
                                                       JUNE  30,    JUNE  30,
                                                         2003        2003
                                                      ----------  ----------
Cash flows from operating activities:
  Net loss                                            $(260,718)  $(274,162)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                    382         382
    Cost of recapitalization                            129,300     129,300
    Common stock issued for services                          -         700
    Increase (decrease) in accrued liabilities            7,943       7,943
                                                      ----------  ----------

      Net cash used in operating activities            (123,093)   (135,837)
                                                      ----------  ----------

Cash flows from investing activities:
  Capital expenditures                                        -      (3,883)
                                                      ----------  ----------

      Net cash used in investing activities                   -      (3,883)
                                                      ----------  ----------

Cash flows from financing activities:
  Proceeds from notes payable                           179,300     179,300
  Increase in receivable from stockholder               (56,207)    (39,580)
                                                      ----------  ----------

      Net cash provided by financing activities         123,093     139,720
                                                      ----------  ----------

Net increase (decrease) in cash and cash equivalents          -           -

Cash and cash equivalents, beginning of period                -           -
                                                      ----------  ----------

Cash and cash equivalents, end of period              $       -   $       -
                                                      ==========  ==========




                 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS  OF  PRESENTATION
       -----------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.     DESCRIPTION  OF  BUSINESS
       -------------------------

Cascade Mountain Mining Company, Inc. (the "Company") was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003 the Company purchased 31 staked claims, all in the state of Washington, which are claims with proven gold and copper reserves that were previously mined and that the Company believes can be further exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is a development stage enterprise because it has not yet commenced, nor raised revenue from commercial operations. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ----------------------------------------------

ESTIMATES
---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MINE  DEVELOPMENT  COSTS
------------------------

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves.


                                    Continued
                                       -5-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

INCOME  TAXES
-------------

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET  LOSS  PER  COMMON  SHARE
-----------------------------

Basic and dilutive net loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during this period.


4.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the six months ended June 30, 2003, the Company reported net losses of $(260,718). At June 30, 2003 the Company had losses accumulated during the development stage of $(274,162). These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to address its liquidity situation, management plans to attempt to raise capital using a private placement of its common stock or via the issuance of debt.

There can be no assurances that the Company can raise adequate cash to continue funding its operations or that the Company can attain profitability. The Company's long-term viability as a going concern is dependent upon two key factors, as follows:

- The Company's ability to obtain adequate sources of funding to implement its business plan.

- The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.


5.     RECEIVABLE  FROM  STOCKHOLDER
       -----------------------------

As of June 30, 2003 the Company did not maintain a separate bank account and all cash flowed through the president of the Company's bank account. The receivable from stockholder of $39,580 at June 30, 2003 represents the cash deposited in the president's account not yet used by the Company.


                                    Continued
                                       -6-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




6.     NOTES  PAYABLE
       --------------

During the six months ended June 30, 2003 the Company entered into two note agreements for $100,000 each, of which they have received $179,300 as of June
30, 2003. The notes bear interest at 10% and 12% with principal and interest due monthly and are not collateralized. Since the Company has not made any principal nor interest payments, the notes are currently in default and due on demand.


7.     RECAPITALIZATION
       ----------------

Effective June 6, 2003 the Company entered into an agreement whereby the Company agreed to exchange 100% of the issued and outstanding shares of its common stock for 966,667 of the issued and outstanding shares of Web Views Corporation (a non-operating public shell corporation). The agreement represented a recapitalization of the Company with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the agreement, but Web Views Corporation (which changed its name to Cascade Mountain Mining Company, Inc.) remained as the legal reporting entity.

As part of this agreement, a stockholder of Web Views Corporation cancelled 500,000 shares (pre-split) of his common stock in exchange for the remaining assets of Web Views Corporation. In addition, the majority stockholder of the Company purchased 500,000 shares of Web Views Corporation common stock from this same stockholder for $20,000 and subsequently cancelled 300,000 of those shares.

Effective June 17, 2003, the Company declared a 60 to 1 forward stock split. Accordingly, all per share amounts have been restated to reflect this stock split.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.


Overview

The Company was incorporated to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003, the Company purchased 31 staked claims, all in the state of Washington, which are claims with proven gold and copper reserves that were previously mined and that the Company believes can be further exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is a development stage enterprise because it has not yet commenced, nor raised revenue from commercial operations.

Effective June 6, 2003, Cascade Mountain Mining Corp. entered into an agreement whereby Cascade Mountain Mining Corp. agreed to exchange 100% of the issued and outstanding shares of its common stock for 966,667 of the issued and outstanding shares of Web Views Corporation. Web Views Corporation has since amended its articles of incorporation to reflect a name change to Cascade Mountain Mining Company, Inc., affect a 60:1 forward stock split and reauthorize 300,000,000 shares of common stock.


Three Months and Six Months Ended June 30, 2003

Revenues


The Company had no revenues for the three months ended June 30, 2003 and had no revenues for the six months ended June 30, 2003.

Costs and Expenses

For the three months ended June 30, 2003, the Company had expenses of $210,693 composed of general and administrative expenses of $76,329, cost of recapitalization of $129,300, and interest expense of $5,064. For the six months ended June 30, 2003, the Company had expenses of $260,718, composed of general and administrative expenses of $123,475, cost of recapitalization of $129,300, and interest expense of $7,943.

Net Loss

The Company had a net loss of $210,693 for the three months ended June 30, 2003 and a net loss of $260,178 for the six months ended June 30, 2003.

Net  (Loss) Per Share

The Company had a net loss of $(0.00) per share for the three months ended June 30, 2003 and a net loss of $(0.00) per the six months ended June 30, 2003.

Liquidity and Capital Resources

For the three and six months ended June 30, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of June 30, 2003, the Company had notes payable of $179,300 and accrued interest of $7,943.

As of June 30, 2003, the Company had $0 cash and a receivable from a stockholder of $39,580.

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Wayne Barrington Daley, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Daley concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii)  no  corrective  actions  were  required  to  be  taken.

PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

     None.


Item 2. Changes in Securities and Use of Proceeds

In June 2003, the Registrant issued 966,667 shares of its common stock to two individuals in consideration for 100% of the issued and outstanding stock of Cascade Mountain Mining Corp. We believe that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Registrant, and since the transaction was non-recurring and privately negotiated. The recipients had access to that kind of information normally provided in a prospectus. No general solicitation or advertising was used to market the securities.

Item 5.  Other Information

In July 2003, the Registrant entered into a two year renewable employment agreement with Wayne Daley to serve as the Registrant's President. Pursuant to the employment Agreement, Mr. Daley receives $5,000 per month as compensation and $2,000 per month as reimbursement for business expenses. In the event the employment agreement is terminated by Mr. Daley for "Good Reason" as defined in the employment agreement or without cause by the Registrant, Mr. Daley is entitled to receive $15,000.

In July 2003, the Registrant entered into a two year employment contract with Michael Skopos to serve as the Registrant's Chief Geologist. In the event the employment agreement is terminated by Mr. Skopos for "Good Reason" as defined in the employment agreement or without cause by the Registrant, Mr. Skopos is entitled to receive $6,000.

In March 2003, the Registrant entered into a consulting agreement with Arnold Kendrick to provide drilling and exploration services for $1,000 per month for a year.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits
99.1 Certification of Financial Statements

b) Reports on Form 8-K
   On June 20, 2003, the Registrant filed a report on Form 8-K relating to a change in control and the acquisition of Cascade Mountain Mining Corp.

On June 25, 2003, the Registrant filed a report on Form 8-K relating to a change in the Registrant's name to Cascade Mountain Mining Company, Inc., a 60:1 forward stock split, the authorization of 300,000,000 shares of common stock , and a new stock symbol of CSCA.

On June 27, 2003 and July 3, 2003, the Registrant filed a report on Form 8-K and an amended report on Form 8-K relating to a change in auditors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE  MOUNTAIN  MINING  COMPANY,  INC.


Date:  August  27,  2003
                                              By:  /s/  Wayne  Barrington  Daley
                                                   -----------------------------
                                                   Wayne  Barrington  Daley
                                                   President  and  Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Wayne Barrington Daley, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Cascade Mountain Mining Company, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 27, 2003                    /s/ Wayne Barrington Daley
                                         --------------------------
                                   Name: Wayne Barrington Daley
                                   Title: President and Principal
                                             Accounting Officer

Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cascade Mountain Mining Company, Inc. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/  Wayne Barrington Daley
------------------------------
Wayne Barrington Daley, President and Principal Accounting Officer
Dated: August 27, 2003