Form 10QSB
period 2003-09-30
CASCADE MOUNTAIN MINING CO INC
filed 2003-11-19
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-49933
                                    -------


                      CASCADE MOUNTAIN MINING COMPANY, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                             95-4886472
  ------------------------------                          ---------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)


             601 Union Street, 42nd Floor, Seattle, Washington 98101
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: 206-652-3280

                                      N/A
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 157,489,016 shares of Common Stock, par value $0.001 per share were outstanding as of November 19, 2003.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            -------------------------



                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                               SEPTEMBER 30, 2003

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                            ------------------------

                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  September  30,
    2003                                                                      1

  Unaudited  Condensed  Statements  of  Operations  for  the
    three  months  and  nine  months  ended  September  30,  2003 and  for  the  period  from  inception,  December  17,  2002
    to  September  30,  2003                                                  2

  Unaudited  Condensed  Statements  of  Stockholders'  Deficit
    for  the  period  from  inception,  December  17,  2002,  to
    September  30,  2003                                                      3

  Unaudited  Condensed  Statements  of  Cash  Flows  for  the
    nine  months  ended  September  30,  2003  and  for  the  period
    from  inception,  December  17,  2002,  to  September  30,  2003          4

Notes  to  Financial  Statements                                              5


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                              ---------------------


ASSETS
------
Current assets:
  Cash and cash equivalents                                $     6,436
                                                           ------------

    Total current assets                                         6,436

Equipment, net of accumulated depreciation of $656               5,226
                                                           ------------

      Total assets                                         $    11,662
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                            $   200,000
  Accrued interest                                              13,506
  Payable to officer/stockholder                                40,599
                                                           ------------

  Total current liabilities                                    254,105
                                                           ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 130,000,020 shares issued and outstanding      130,000
  Additional paid in capital                                   680,454
  Unissued common stock                                        160,000
  Losses accumulated during the development stage           (1,212,897)
                                                           ------------

    Total stockholders' deficit                               (242,443)
                                                           ------------

      Total liabilities and stockholders' deficit          $    11,662
                                                           ============

                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR
      THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2003
                          ----------------------------


                                               THREE MONTHS    NINE MONTHS
                                                  ENDED           ENDED       INCEPTION TO
                                               SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                   2003           2003           2003
                                               -------------  -------------  ------------
General and administrative expense             $    933,171   $  1,056,646   $ 1,070,090
Cost of recapitalization                                  -        129,300       129,300
Interest expense                                      5,564         13,507        13,507
                                               -------------  -------------  ------------

Net loss                                       $   (938,735)  $ (1,199,453)  $(1,212,897)
                                               =============  =============  ============


Basic and dilutive net loss per common share   $      (0.01)  $      (0.01)
                                               =============  =============


Weighted average common shares outstanding
  (basic and dilutive)                          130,000,020    130,000,020
                                               =============  =============




                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                                     CASCADE MOUNTAIN MINING COMPANY, INC.
                                 (A CORPORATION IN THE DEVELOPMENT STAGE)
                          UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE
                    PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2003
                                        --------------------------


                                                                                     LOSSES
                                                                                   ACCUMULATED
                                                             ADDITIONAL  UNISSUED   DURING THE
                                             COMMON STOCK      PAID-IN    COMMON   DEVELOPMENT
                                         SHARES      AMOUNT    CAPITAL    STOCK       STAGE         TOTAL
                                      ------------  ---------  --------  --------  ------------  ------------
Balance at December 17, 2002                    -   $      -   $      -  $      -  $         -   $         -

Common stock issued for services          700,000        700          -         -            -           700

Net loss                                        -          -          -         -      (13,444)      (13,444)
                                      ------------  ---------  --------  --------  ------------  ------------

Balance at December 31, 2002              700,000        700          -         -      (13,444)      (12,744)

Effect of recapitalization              2,266,667      2,267          -         -            -         2,267

Cancellation of common stock             (800,000)      (800)         -         -            -          (800)

Effect of 60 to 1 forward stock
  split                               127,833,353    127,833          -         -            -       127,833

Common stock to be issued for
  services                                      -          -          -   160,000            -       160,000

Issue of stock options for services             -          -    680,454         -            -       680,454

Net loss                                        -          -          -         -   (1,199,453)   (1,199,453)
                                      ------------  ---------  --------  --------  ------------  ------------

Balance at September 30, 2003
  (unaudited)                         130,000,020   $130,000   $680,454  $160,000  $(1,212,897)  $  (242,443)
                                      ============  =========  ========  ========  ============  ============





                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE
        PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2003
                        --------------------------------


                                                      NINE  MONTHS
                                                         ENDED      INCEPTION  TO
                                                      SEPTEMBER  30, SEPTEMBER  30,
                                                          2003          2003
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $(1,199,453)  $(1,212,897)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                      656           656
    Cost of recapitalization                              129,300       129,300
    Common stock issued for services                            -           700
    Common stock to be issued for services                160,000       160,000
    Issue of stock options for services                   680,454       680,454
    Increase (decrease) in accrued liabilities             13,506        13,506
                                                      ------------  ------------

      Net cash used in operating activities              (215,537)     (228,281)
                                                      ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                     (1,999)       (5,882)
                                                      ------------  ------------

      Net cash used in investing activities                (1,999)       (5,882)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable                             200,000       200,000
  Loan (to) from stockholder                               23,972        40,599
                                                      ------------  ------------

      Net cash provided by financing activities           223,972       240,599
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents        6,436         6,436

Cash and cash equivalents, beginning of period                  -             -
                                                      ------------  ------------

Cash and cash equivalents, end of period              $     6,436   $     6,436
                                                      ============  ============





                 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                              -------------------


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


                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                              -------------------


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


4.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the nine months ended September 30, 2003, the Company reported net losses of $(1,199,453). At September 30, 2003 the Company had losses accumulated during the development stage of $(1,212,897). These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to address its liquidity situation, management plans to attempt to raise capital using a private placement of its common stock.

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

5.     PAYABLE  TO  OFFICER/STOCKHOLDER
       --------------------------------

As of September 30, 2003 the Company maintained a separate bank account but certain cash transactions flowed through the president of the Company's bank account. The payable to the president/stockholder of $40,599 at September 30, 2003 represents the cash used in the president's personal account not yet paid back by the Company.


                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                              -------------------



6.     NOTES  PAYABLE
       --------------

During the nine months ended September 30, 2003 the Company entered into two note agreements for $100,000 each. The notes bear interest at 10% and 12% with principal and interest due monthly. Since the Company has not made any principal nor interest payments, the notes are currently in default and due on demand.


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


8.     CONSULTING  AGREEMENTS
       ----------------------

On September 1, 2003 the Company entered into three consulting agreements with three separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for the services the Company will be issuing 4,000,000 shares of its common stock to the consultants and granted options to purchase 23,940,206 shares of common stock at exercise prices ranging from $0.00001 to $0.033 per share, that must be exercised within 60 days from the date of grant. The fair value of these options was estimated using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 100%; and a weighted average expected life of the options of 60 days. As a result, these options had a fair value of $680,454 which was recorded as an expense in the accompanying unaudited condensed statement of operations. The 4,000,000 shares of common stock to be issued to the consultants was valued at $160,000 using $0.04 per share, which was the closing price of the common stock on the date of issue. This value of $160,000 is included as an expense in the accompanying unaudited condensed statement of operations.

On October 3, 2003, the Company issued the 4,000,000 shares to the consultants and the consultants exercised certain options and received 23,489,396 additional shares of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

OVERVIEW

     Cascade Mountain Mining Company (the "Company") was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003, the Company purchased 31 staked claims, all in the state of Washington, which are claims with proven gold and copper reserves that were previously mined and that the Company believes can be further exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is considered a development stage enterprise, as defined by Financial Accounting Standards Board No. 7. The Company has not generated any revenues since inception.

PLAN OF OPERATIONS

     The Company will need to raise additional funds within the next twelve months for the ongoing drilling and exploration work on the Mazama project. The Company expects to research other precious metal properties concentrating in the United States and Latin America during the next twelve months. During the next twelve months there are no expected purchases or sales of plant and significant equipment and there are no expected changes in the number of employees.


COMPARISON OF OPERATING RESULTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had no revenues for the three months ended September 30, 2003 and had no revenues for the nine months ended September 30, 2003.

     In the third quarter of 2003, the Company incurred a net loss of $938,735, composed of general and administrative (G&A") expenses of $933,171 and interest expenses of $5,564. During the nine months ended September 30, 2003, the Company incurred a net loss of $1,199,453, composed of G&A expenses of $1,056,646, cost of recapitalization of $129,300 and interest expense of $13,507.

     Most of the Company's expenses were incurred in the third quarter of 2003 due to a significant increase in G&A expenses during that quarter. The increase in G&A expenses was largely due to stock and stock options issued in consideration for consulting services.

     The Company had a net loss of $0.01 per share for the three months ended September 30, 2003 and a net loss of $0.01 per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     For the three and nine months ended September 30, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

     As of September 30, 2003, the Company had notes payable of $200,000, accrued interest of $13,506 and a payable to officer/stockholder of $40,599. In addition, the Company had an accumulated deficit of $1,212,897 as of September 30, 2003.

     The Company is taking steps to raise equity capital or to borrow additional funds.

     There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report(the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

     On September 1, 2003 the Company entered into three consulting agreements with three separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. On October 3, 2003, the Company issued an aggregate of 4,000,000 shares to the consultants pursuant to the agreements. The Company also granted the consultants options to purchase 23,940,206 shares of common stock at exercise prices ranging from $0.00001 to $0.033 per share that must be exercised within 60 days from the date of grant. The consultants exercised the options and received 23,489,396 additional shares of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

      2.1            Exchange Agreement                           (1)

     15.1            Letter from Withey Addison LLP
                     Chartered Accountants                        (2)

       31            Certificate of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant Section 302 of the Sarbanes-
                     Oxley Act of 2002                            (3)

       32            Certificate of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002                            (3)

     (1) Filed as an Exhibit to report on Form 8-K filed on June 20, 2003, and incorporated herein by reference.

     (2) Filed as an Exhibit to report on Form 8-K/A Amendment No. 1 filed on July 3, 2003, and incorporated herein by reference.

     (3)  Filed  herewith  as  an  exhibit.

(b) Reports on Form 8-K:

     The Company has filed the following two reports on Form 8-K during the three months ended September 30, 2003:

     (1) Form 8-K/A Amendment No. 1 filed on July 3, 2003, to amend the report of Form 8-K filed on June 27, 2003 relating to a change in auditors.

     (2) Form 8-K/A Amendment No. 1 filed on August 28, 2003, to amend the report of Form 8-K filed on June 20, 2003 relating to a change in control and the acquisition of Cascade Mountain Mining Corp.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE MOUNTAIN MINING COMPANY, INC.

Dated: November 19, 2003

By  /s/ Wayne Barrington Daley
        ----------------------------
        Wayne Barrington Daley,
        Director and President

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wayne Barrington Daley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cascade Mountain Mining Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003


                                   By: /s/ Wayne Barrington Daley
                                   -------------------------------
                                   Wayne Barrington Daley,
                                   President and Principal
                                   Accounting Officer

EXHIBIT 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Wayne Barrington Daley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cascade Mountain Mining Company, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Cascade Mountain Mining Company, Inc.


                                     By:/s/ Wayne Barrington Daley
                                     --------------------------
                                     Name:  Wayne Barrington Daley
                                     Title: President and Principal
                                     Accounting Officer
November 19, 2003