Form 10KSB
period 2003-12-31
CASCADE MOUNTAIN MINING CO INC
filed 2004-04-14
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the Fiscal Year Ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                   -----------  -------------

                        Commission File Number 000-49756

                      CASCADE MOUNTAIN MINING COMPANY, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Nevada                                        95-4886472
-------------------------------               ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             601 Union Street, 42nd Floor, Seattle, Washington 98101
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 652-3280
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

               NONE

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer did not have any revenues for the most recent fiscal year ended December 31, 2003.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 12, 2004, was approximately $1,505,509.

     As of April 12, 2004 the issuer had 207,489,416 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.          Description of Business                              3

    Item 2.          Description of Property                              6

    Item 3.          Legal Proceedings                                    6

    Item 4.          Submission of Matters to a Vote of
                     Security Holders                                     6


                                     Part II

    Item 5.          Market for Common Equity and Related
                     Stockholder Matters                                  6

    Item 6.          Management's Discussion and Analysis or
                     Plan of Operation                                    7

    Item 7.          Financial Statements                                 i

    Item 8.          Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                          12

    Item 8A.         Controls and Procedures                             12


                                    Part III

    Item 9.          Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act                   13

    Item 10.         Executive Compensation                              15

    Item 11.         Security Ownership of Certain Beneficial
                     Owners and Management and Related Stockholder
                     Matters                                             15

    Item 12.         Certain Relationships and Related
                     Transactions                                        16

    Item 13.         Exhibits and Reports on Form 8-K
               (a)   Exhibits                                            16

               (b)   Reports on Form 8-K                                 17

    Item 14.         Principal Accountant Fees and Services              17

    Signatures                                                           18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cascade Mountain Mining Company, Inc. ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS DEVELOPMENT

     The Company was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. The Company first started out to engage in the business of providing Internet-based digital media content. The Company offered capturing, processing, hosting and distribution of visual content and other digital media of goods and services for display and promotion on the Internet. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp., a Nevada corporation (hereinafter "Cascade Corp."), as discussed in more detail below. Cascade Corp. was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. The Company is an exploration stage company. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.

     On June 16, 2003, Web Views, Cascade Corp., and the former Cascade Corp. shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby Cascade Corp. became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Cascade Corp. shareholders. On that same date, Wayne Daley, the Company's Chief Executive Officer and a Director, entered into a stock purchase agreement with two of the Company's former officers and directors, Ed Kitzul and Karrol Kitzel. Mr. Daley subsequently cancelled 300,000 shares of the Company's common stock. In addition, Raymond Kitzul, the Company's former President and Chief Executive Officer, acquired assets from the Company in consideration for the cancellation of 500,000 shares of the Company's common stock.

     Web Views was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A reverse acquisition is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. For accounting purposes, the acquired company (i.e., Cascade Corp.) is treated as the acquiring company (i.e., Web Views or the Company); therefore, Cascade Corp. emerged as the surviving financial reporting entity under the reverse merger, but Web Views Corporation (which changed its name to Cascade Mountain Mining Company, Inc., a Nevada corporation) remained as the legal reporting entity. The Registrant, Cascade Mountain Mining Company, Inc., a Nevada corporation, herein being referred to as the "Company," owns one hundred percent (100%) of Cascade Mountain Mining Corp., a Nevada corporation, herein being referred to as Cascade Corp. The Company operates as a holding company for Cascade Corp. The business operations discussed in this Form 10-KSB were conducted by Cascade Corp. Hereinafter, a reference to the Company includes a reference to Cascade Corp. and vice-versa unless otherwise provided.

     Effective June 17, 2003, the Company declared a 60 to 1 forward stock split. The effect of the stock split has been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

BUSINESS OF THE ISSUER

     The Company is a mining and exploration company organized to exploit mining opportunities on Federal lands that have developed over the past several years. These opportunities started being developed in 1994 when the Clinton Administration made changes to the 1872 law regarding mining claims on federal lands. In essence, the annual maintenance cost on a claim (which consists of 20 acres) is now $100/year and can only be offset by development costs, if any, directly affecting that claim. Prior law allowed development costs on one claim to be allocated over hundreds of adjacent claims.

     The net result has been a gradual releasing of claims due to the expense of maintaining them. Even large mining companies are abandoning thousands of claims each year. It is now estimated that 70% of the claimable mineral rights on federal lands are available. This is compounded by the fact that most metals (other than gold) are selling at or near their five-year low and are expected to rebound sharply as the economy swings out of recession.

     The Company intends to concentrate solely on claims that become available that have previously been "worked." This means the claims have known ore reserves where data is available on test borings and analysis which shows that a mining operation is marginally profitable or close to breakeven given the mining techniques and the commodity price of the metals extracted at the time. The Company will re-evaluate such analyses, typically by adding more testing and by "upgrading" the ore-to-waste ratio by employing the newest mining technology, employing state-of-the-art 3-dimensional computer modeling and targeting the enriched areas of a group of claims.

     During 2003, the Company purchased 31 staked claims, all in the state of Washington. The claims had been previously mined by other operators. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were previously mined. The Company believes that the claims can be exploited.



PRINCIPAL PRODUCTS AND SERVICES

     The Company is in its exploration state and does not have any products or services.





INDUSTRY, MARKET OVERVIEW AND COMPETITIVE BUSINESS CONDITIONS

     The mineral exploration industry is very competitive. Several mineral exploration firms have operations in the State of Washington and in other areas throughout the United States.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

     Currently, a significant majority of the Company's resources are being used for exploration. The Company does not have any existing customers.

NEED FOR GOVERNMENT APPROVAL

     The company has 31 government-approved staked claims in Washington State. No further government approval is necessary at this time.

RESEARCH & DEVELOPMENT OVER PAST TWO YEARS

     The Company has spent approximately $200,000 performing preliminary drilling and exploration work.

EMPLOYEES

     The Company has two full-time employees and uses consultants through an exploration and drilling company.

ITEM 2.  DESCRIPTION OF PROPERTY

     During 2003, the Company purchased 31 staked claims consisting of approximately 650 acres. The claims are located off Highway 20 near Mazama, Washington, Okanagan County and are referred to herein as the Mazama Project. The Company is obligated to pay $100 per year, per claim (or an aggregate of $3,100 per year) plus other state and local taxes and fees before September 1 of each year to maintain the claims. Previous operations have been conducted on the claims dating back to 1963 by Bear Creek Mining (the exploration division of Kennecott), Brenda Mines (Moranda) and Exxon Minerals. The claims are near a major highway and are easily accessible.

     There are no mines on The Mazama Project, and it does not have any proven or probable reserves. The program being conducted on the Mazama Project is exploratory in nature. During 2003, the Company drilled three test holes on the Mazama Project. The Company encountered anomalous gold values in two separate parallel shear zones in the Southern portion of the Mazama Project. The Company is currently confirming dimensions of these underground gold showings to determine a value, if any. The Company originally set out to explore for gold and copper reserves on the Mazama Project, however, the Company has also encountered showings of silver and molybdenum (colloquially referred to as "moly"). The Company will further evaluate these showings primarily by diamond drilling. The Company is planning to commence drilling on the Mazama Project in 2004, depending on the availability of adequate financing as discussed in "Item
6. Management's Discussion and Analysis or Plan of Operation." Currently, the Company has not drilled on the Mazama Project, except for three test holes.


     The Company has a one year renewable lease at approximately $1,000 Per month which ends December 2003.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 17, 2003, a majority of the shareholders of the Company, via Signed written consent to action without a meeting of the shareholders, approved a name change to Cascade Mountain Mining Company, Inc., a 60:1 forward stock split, an increase in the authorized shares to 310,000,000, consisting of 300,000,000 shares of common stock, par value $.001 per share common stock, and 10,000,000 shares of preferred stock, par value of $.001 per share preferred stock. The number of pre-split shares consenting to the action was 1,166,667 out of 2,166,667 pre-split shares that were eligible to vote. There were no votes cast against or withheld, and there were no abstentions or broker non-votes as to the matters.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "WBVW" and was changed to "CSCA" in connection with the Company's name change in June 2003. The Company's common stock began trading in the first quarter of 2003.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                    Bid Prices

Quarter Ended                      High    Low
------------------                 -----  -----
December 31, 2003                 $0.01  $0.01
September 30, 2003                 0.03   0.03
June 30, 2003                      0.22   0.21
March 31, 2003                     0.05   0.05



     There were 32 holders of record of the common stock as of April 12, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected
Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The Company was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Corp. pursuant to an Exchange. Cascade Corp. was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. As a result of the Acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc.

     The Company is engaged in mining and exploration to exploit mining opportunities on Federal lands that have developed over the past several years. These opportunities started being developed in 1994 when the Clinton Administration made changes to the 1872 law regarding mining claims on federal lands. During 2003, the Company purchased 31 staked claims, which it refers to as the Mazama Project. The claims were previously mined by other operators. The Company believes that the claims can be exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Mazama Project is without proven reserves and the Company's program is exploratory in nature.

     The Company has not generated any revenue and is considered an exploration stage company. To date the Company has focused its efforts on start-up activities, maintenance of its corporate status, exploration and capital raising activities.

PLAN OF OPERATION

     The Company believes that it can satisfy its cash requirements until October 2004. It is imperative that the Company raise additional capital to fund the ongoing exploration work on the Mazama project and in order to maintain its operations. The Company will require approximately $750,000 of additional financing within the next twelve months to implement its business plan. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     Assuming the Company raises additional capital, it expects to research other precious metal properties concentrating in the United States and in Latin America during the next twelve months. During the next twelve months there are no expected purchases or sales of plant and significant equipment and there are no expected changes in the number of employees.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 17, 2002) TO FISCAL YEAR ENDED DECEMBER 31, 2003

     The Company had no revenues during the fiscal year ended December 31, 2003 or since inception (December 17, 2002).

     During the fiscal year ended December 31, 2003, the Company incurred a net loss of $1,311,949, composed of general and administrative (G&A") expenses of $1,163,215, recapitalization costs of $129,300, and interest expense of $19,434.

     Most of the Company's expenses were incurred in the third and fourth quarter of 2003 due to a significant increase in G&A expenses during those quarters. The increase in G&A expenses was largely due to stock issued in consideration for consulting services of $827,641.

     The Company had a net loss of $0.01 per share for the fiscal year ended December 31, 2003. The Company had an accumulated deficit of $1,325,393 as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had cash and cash equivalents of $43,196, which was its only current asset. As of December 31, 2003, the Company had total current liabilities of $415,884, consisting of $200,000 of notes payable, $19,934 of accrued liabilities, and $195,950 of payable to stockholder. As of December 31, 2003, the Company had negative working capital of $372,688.

     For the fiscal year ended December 31, 2003, the Company did not generate cash flow from its operations and used $344,128 to fund its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

     The Company is taking steps to attempt to raise equity capital or to borrow additional funds.

     There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The opinion of our independent accounting firm for the year ended December 31, 2003 expressed substantial doubt as to our ability to continue as a going concern.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. We require capital of approximately $750,000 to implement the Company's business plan. The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

     Exploration Activities. Even if the Company implements its business plan and initiate exploration and development activities, there can be no assurance that the Company will find precious metals, or if it is able to find precious metals, that such precious metals will be removed in a profitable fashion.

     Reliance on Key Management. The success of the Company depends upon the personal efforts and abilities of Wayne Daley, the Company's Chief Executive Officer, and Michael Skopos, the Company's Chief Geologist as well as various consultants on which the Company heavily relies. If Mr. Daley or Mr. Skopos were to leave us, or the Company was unable to continue to obtain the services of suitable consultants, it could have a material adverse effect on the Company's business and operations.

     Possible Liability with Respect to the SEC. The SEC sent the Company as well as its officers a subpoena with respect to an investigation of federal securities laws. It is possible that the Company and/or its officers will have liability in connection with the SEC's investigation.

    Ham, Langston & Brezina, LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 3 of the notes to our financial statements.

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Use of Estimates. Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Mine Development Costs. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves.

     Stock Based Compensation. The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation".

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for the years ended December 31, 2003 and 2002, prepared and audited by Ham, Langston & Brezina, LLP, an independent Certified Public Accountant, are included herein.



                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                      AS OF DECEMBER 31, 2003, AND FOR THE
         PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO DECEMBER 31, 2003

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                TABLE OF CONTENTS


                                                                    PAGE(S)
                                                                    -------

Report  of  Independent  Accountants                                    F-1

Financial  Statements:

  Balance  Sheet  as  of  December  31,  2003                           F-2

  Statements  of  Operations  for  the  year  ended  December  31,
    2003  and  the  period  from  inception,  December  17,  2002,
    to  December  31,  2003                                             F-3

  Statements  of  Stockholders'  Deficit  for  the  period  from
    inception,  December  17,  2002,  to  December  31,  2003           F-4

  Statements  of  Cash  Flows  for  the  year  ended  December  31,
    2003  and  the  period  from  inception,  December  17,  2002,
    to  December  31,  2002                                             F-5

Notes  to  Financial  Statements                                        F-6

     REPORT  OF  INDEPENDENT  ACCOUNTANTS



Board  of  Directors  and  Stockholders
Cascade  Mountain  Mining  Company,  Inc.


We have audited the accompanying balance sheet of Cascade Mountain Mining Company, Inc. (a corporation in the exploration stage) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003 and the period from inception, December 17, 2002, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Mountain Mining Company, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from inception, December 17, 2002, to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is an exploration stage enterprise and has suffered losses during the exploration stage that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston,  Texas
April  9,  2004


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                  BALANCE SHEET
                                DECEMBER 31, 2003



ASSETS
------
Cash and cash equivalents                                  $    43,196
                                                           ------------

  Total current assets                                          43,196

Equipment, net of accumulated depreciation of $946               4,936
                                                           ------------

      Total assets                                         $    48,132
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Notes payable                                              $   200,000
Accrued liabilities                                             19,934
Payable to stockholder                                         195,950
                                                           ------------

    Total current liabilities                                  415,884
                                                           ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 157,489,416 shares issued and outstanding      157,489
  Additional paid-in capital                                   800,152
  Losses accumulated during the exploration stage           (1,325,393)
                                                           ------------

    Total stockholders' deficit                               (367,752)
                                                           ------------

      Total liabilities and stockholders' deficit          $    48,132
                                                           ============


     The accompanying notes are an integral part of these financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                            STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE
         PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO DECEMBER 31, 2003



                                               YEAR ENDED     INCEPTION TO
                                               DECEMBER 31,   DECEMBER 31,
                                                   2003           2003
                                               -------------  ------------
General and administrative expense             $  1,163,215   $ 1,176,659

Cost of recapitalization                            129,300       129,300

Interest expense                                     19,434        19,434
                                               -------------  ------------

Net loss                                       $ (1,311,949)  $(1,325,393)
                                               =============  ============

Basic and dilutive net loss per common share   $      (0.01)
                                               =============

Weighted average common shares outstanding
  (basic and dilutive)                          136,702,914
                                               =============



     The accompanying notes are an integral part of these financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO DECEMBER 31, 2003


                                                                       LOSSES
                                                                     ACCUMULATED
                                                          ADDITIONAL  DURING THE
                                       COMMON STOCK        PAID-IN   EXPLORATION
                                     SHARES      AMOUNT    CAPITAL      STAGE         TOTAL
                                  ------------  ---------  --------  ------------  ------------
Balance at December 17, 2002                -   $      -   $      -  $         -   $         -

Common stock issued to founders       700,000        700          -            -           700

Net loss                                    -          -          -      (13,444)      (13,444)
                                  ------------  ---------  --------  ------------  ------------

Balance at December 31, 2002          700,000        700          -      (13,444)      (12,744)

Effect of recapitalization:
  Shares issued                     2,266,667      2,267          -            -         2,267
  Cancellation of shares             (800,000)      (800)         -            -          (800)
  Effect of 60 to 1 forward
    stock split                   127,833,353    127,833          -            -       127,833

Common stock issued for services   27,489,396     27,489    800,152            -       827,641

Net loss                                    -          -          -   (1,311,949)   (1,311,949)
                                  ------------  ---------  --------  ------------  ------------

Balance at December 31, 2003      157,489,416   $157,489   $800,152  $(1,325,393)  $  (367,752)
                                  ============  =========  ========  ============  ============


   The accompanying notes are an integral part of these financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE
         PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO DECEMBER 31, 2003


                                                      YEAR  ENDED    INCEPTION  TO
                                                      DECEMBER  31,  DECEMBER  31,
                                                          2003          2003
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $(1,311,949)  $(1,325,393)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                      827,641       828,341
    Cost of recapitalization                              129,300       129,300
    Depreciation expense                                      946           946
    Increase in accrued liabilities                        19,934        19,934
                                                      ------------  ------------

      Net cash used in operating activities              (334,128)     (346,872)
                                                      ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                     (1,999)       (5,882)
                                                      ------------  ------------

      Net cash used in investing activities                (1,999)       (5,882)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable                             200,000       200,000
  Proceeds from stockholder advances                      179,323       195,950
                                                      ------------  ------------

      Net cash provided by financing activities           379,323       395,950
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents       43,196        43,196

Cash and cash equivalents, beginning of period                  -             -
                                                      ------------  ------------

Cash and cash equivalents, end of period              $    43,196   $    43,196
                                                      ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for interest                              $         -   $         -
                                                      ============  ============

  Cash paid for taxes                                 $         -   $         -
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.     DESCRIPTION  OF  BUSINESS
       -------------------------

Cascade Mountain Mining Company, Inc. (the "Company") was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003 the Company purchased 31 staked claims, all in the state of Washington. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is an exploration stage enterprise because it has not yet commenced, nor earned revenue from commercial operations. To date the Company has focused its efforts on start-up activities, maintenance of its corporate status and capital raising activities.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------

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

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.

EQUIPMENT
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of five years. Additions or improvements that increase the value or extend the life of an asset are capitalized.
Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently. During the year ended December 31, 2003, the Company recognized $957 in depreciation expense.

                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

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

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

Basic and dilutive net loss per common share for the period ended December 31, 2003 has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during this period.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     COMPREHENSIVE  INCOME
     ---------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.


                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
--------------------------------------------------------

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 147 did not have any impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 beginning in January 2003.

In  November  2002,  the  FASB  issued  Interpretation  No.  45  ("FIN No. 45"),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 did not have any impact on the Company's results of operations or financial position.

                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
--------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



3.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the year ended December 31, 2003, the Company reported net losses of $(1,311,949). At December 31, 2003 the Company had losses accumulated during the exploration stage of $(1,325,393). These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to address its liquidity situation, management plans to attempt to raise capital using debt and/or a private placement of its common stock.

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


4.     PAYABLE TO STOCKHOLDER
       ----------------------

During the year ended December 31, 2003 certain cash transactions were paid and additional advances made directly by the president/major stockholder of the Company. The payable to stockholder at December 31, 2003 of $195,950 is non-interest bearing, uncollateralized and due on demand.


5.     NOTES  PAYABLE
       --------------

During the year ended December 31, 2003 the Company entered into two note agreements for $100,000 each. The notes bear interest at 10% and 12% with principal and interest due monthly. Since the Company has not made any principal or interest payments, the notes are currently in default and due on demand.


6.     INCOME  TAXES
       -------------

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2003 are as follows:

       Net  operating  loss  carryforward     $  168,998
                                              ----------

       Total  deferred  tax  assets              168,998

       Less  valuation  allowance               (168,998)
                                              ----------

       Net  deferred  tax  assets             $     -
                                              ==========



                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.     INCOME  TAXES,  CONTINUED
       -------------------------

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                                                                PERCENTAGE
                                                                OF  PRE-TAX
                                                        AMOUNT     LOSS
                                                      ----------  -------
    Benefit for income tax at federal statutory rate  $(446,063)  (34.0)%
    Increase in valuation allowance                     164,665      12.6
    Expenses not deductible for tax purposes            281,398      21.4
                                                      ----------  -------

      Total                                           $       -        -%
                                                      ==========  =======




As of and December 31, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $497,000 of unused net operating losses ("NOL's") available for carryforward to future years.


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


8.     STOCK  OPTION  PLAN
       -------------------

In December 2003, the Company adopted the 2003 Stock Option Plan (the "Plan"). The purpose of the Plan is to maintain the ability of the Company to attract and retain highly qualified and experienced employees, officers, directors and consultants and to give such employees, officers, directors and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the employees, officers, directors and consultants of the Company and to provide increased incentive for such persons to render services for the success of the Company's business. Under the Plan, the Company may grant up to 50,000,000 shares of stock or options to purchase such stock.


                                    Continued

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.     STOCK  OPTION  PLAN,  CONTINUED
       -------------------------------

The maximum term of options granted under this Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years.

Non-qualified stock options, restricted common stock or stock appreciation rights may be granted under the Plan. The terms of these issuances are determined based on the sole discretion of the Company's Compensation Committee or the board of directors.


9.     EMPLOYMENT AND CONSULTING AGREEMENTS
       -------------------------------------

Effective October 2, 2003, the Company entered into consulting agreements with three separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for these services, the Company issued 27,489,396 shares of its common stock.
The value of this common stock was based on its fair value at the date of the agreement, which was $827,641. Accordingly, this value of $827,641 is included as an expense in the accompanying statement of operations.

In July 2003, the Company entered into a two year renewable employment agreement with an individual to serve as the Company's President. Pursuant to the employment agreement, the President receives $5,000 per month as compensation and $2,000 per month as reimbursement for business expenses. In the event the employment agreement is terminated by the President for "Good Reason" as defined in the employment agreement or without cause by the Company, the President is entitled to receive $15,000 as severance pay.

In July 2003, the Company entered into a one year employment contract with an individual to serve as the Company's Chief Geologist. The individual receives $2,000 per month for his services. In the event the employment agreement is terminated by the geologist for "Good Reason" as defined in the employment agreement or without cause by the Company, the geologist is entitled to receive $6,000 as severance pay.


10.     SUBSEQUENT  EVENT
        -----------------

Effective January 28, 2004, the options to purchase 50,000,000 shares of the Company's common stock as provided by the 2003 Stock Option Plan were issued to five entities with an exercise price of $0.01 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective June 19, 2003, the client-auditor relationship between the Company and Withey Addison, LLP, Chartered Accountants, a Professional
Accountancy Corporation ("Withey") ceased as the former accountant was dismissed. On that date, the Company engaged Ham, Langston & Brezina, LLP as its principal independent public accountant.

     Ham, Langston & Brezina, LLP succeeded Withey. Withey's report on the financial statements of the Company from the date of its incorporation on November 2, 2001 through December 31, 2002 and any later interim period up to and including the date the relationship with Withey ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Withey ceased, there had been no disagreements with Withey on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Withey would have caused Withey to make reference to the subject matter of the disagreement(s) in connection with its report on the Company' financial statements. Since the Company's incorporation on November 2, 2001, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company authorized Withey to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Withey review the disclosure in the Form 8-K that was filed with the Securities and Exchange Commission (the "Commission") on June 27, 2003, and Withey was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in such filing. The Company received the letter subsequent to the filing, as a result, amended the Form 8-K on July 3, 2003. A copy of the letter was provided as an exhibit to the amended filing.

     The Company had not previously consulted with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Withey, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on November 2, 2001 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Withey ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Ham, Langston & Brezina, LLP reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Ham, Langston & Brezina, LLP did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

The Directors and Officers of the Company are as follows:

                                                               Served as a
 Name                   Age      Position                     Director Since:
 ----                   ---      --------                     ---------------
Wayne B. Daley          40      Chief Executive Officer,       June 2003
                                President and Director

Michael J. Skopos       71     Chief Geologist and             June 2003
                               Director

     Wayne B. Daley. Wayne B. Daley has served as the Company's Chief Executive Officer and Director since June 2003 in connection with the acquisition of Cascade Corp. Mr. Daley concurrently serves as the President of Cascade Corp. He has served as the President of Cascade Corp. since December 2002. From January 2002 to May 2002, Mr. Daley was Executive VP of brokerage operations for The Bauer Partnership, Inc. From October 1998 to January 2001, Mr. Daley worked for Austen Morris Associates as an Independent Financial Advisor (Singapore). Mr. Daley attended Bournemouth and Poole College from 1992 to 1993 and Weymouth College from 1989 to 1992. Prior thereto, Mr. Daley attended Hurlfiel
Comprehensive  School  from  1976  to  1980.

     Michael J. Skopos. Michael J. Skopos has served as the Company's Chief Geologist and Director since June 2003. Mr. Skopos has provided consulting work with respect to geology for a variety of companies since 1973. From 1969 to 1973 Mr. Skopos served as Chief Geologist for Highland Valley Copper, formerly Lornex. Mr. Skopos has more than 30 years of experience in exploration and mining specializing in mining geology. Mr. Skopos received a bachelors degree from Kent State University in Geology in 1957. Mr. Skopos is or has been a member of the following professional associations: American Institute of Mining Engineers; American Institute of Professional Geologists; Geological Association of Canada; and Sienna Nevada Mining Society.

     There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their respective successors are elected and qualified.

EMPLOYMENT AND CONSULTING AGREEMENTS

     In July 2003, the Company entered into a two year renewable employment agreement with Wayne Daley to serve as the Company's President. Pursuant to the employment agreement, Mr. Daley receives $5,000 per month as compensation and $2,000 per month as reimbursement for business expenses. In the event the employment agreement is terminated by Mr. Daley for "Good Reason" as defined in the employment agreement or without cause by the Company, Mr. Daley is entitled to receive $15,000.

     In July 2003, the Company entered into a one year employment contract with Michael Skopos to serve as the Company's Chief Geologist. Mr. Skopos receives $2,000 per month. In the event the employment agreement is terminated by Mr. Skopos for "Good Reason" as defined in the employment agreement or without cause by the Company, Mr. Skopos is entitled to receive $6,000 as severance pay.

     Effective October 2, 2003, the Company entered into consulting agreements with three separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for these services, the Company issued 27,489,396 shares of its common stock. The value of this common stock was based on its fair value at the date of the agreement, which was $827,641. Accordingly, this value of $827,641 is included as an expense in the accompanying statement of operations.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Wayne Daley and Michael Skopos are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in April 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Wayne Daley, Chief Executive Officer, 601 Union Street, 42nd Floor, Seattle, Washington 98101.

Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                     SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Wayne Daley,        2003  $60,000   --       --       --       --       --       --
CEO, President,     2002  $ 5,000   --       --       --       --       --       --
and Director        2001  $     0   --       --       --       --       --       --

Raymond Kitzul,     2003  $     0   --       --       --       --       --       --
Former Presidnet,   2002  $     0   --       --       --       --       --       --
CEO, Secretary      2001  $     0   --       --       --       --       --       --
and Director



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 12, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned            % of Class
    Beneficial Owner                      Beneficially(1)             Owned
    -------------------                   ---------------           ---------
    Wayne B Daley                           61,714,320                 29.7%
    2301 Collins Ave, Ste 1015
    Miami Beach, Florida 33139

    Michael Skopos                           8,285,700                  4.0%
    8927 Renoir Court
    Fair Oaks, California 95628

    All Officers and Directors              70,000,020                 33.7%
    as a Group (2 people)
     --------------

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this report on Form 10-KSB.

     This table is based upon information derived from our stock records. Unless otherwise indicated, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wayne B. Daley has loaned the Company an aggregate of $195,950, which loan is non-interest bearing, uncollateralized and due on demand.

In June 2003, Mr. Daley received 49,714,320 shares and Mr. Skopos received 8,285,717 shares in connection with the Share Exchange.

In July 2003, Messrs. Daley and Skopos entered into two year employment agreements with the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

  Exhibit No.         Description of Exhibit
  ----------          ----------------------

     2.1               Exchange Agreement                 (1)

     3.1               Articles of Incorporation          (2)

     3.2               Certificate of Amendment           (3)

     3.3               Bylaws                             (2)

     10.1              Employment Agreement with Wayne
                       B. Daley                             *

     10.2              Employment Agreement with Michael
                       Skopos                               *

     10.3              2003 Consulting Services Agreement
                       with James A. Reskin               (4)

     10.4              2003 Consulting Services Agreement
                       with Ted Davis                     (4)

     10.5              2003 Consulting Services Agreement
                       with D. Scott Elliott              (4)

     16.1               Letter from Withey Anderson, LLP,
                        Chartered Accountants             (5)

        31              Certificate of the Chief Executive
                        Officer Chief Financial Officer
                        pursuant Section 302 of the
                        Sarbanes-Oxley Act of 2002          *

        32              Certificate of the Chief Executive
                        Office and Chief Financial Officer
                        pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002          *


(1) Filed as Exhibit 2.1 to report on Form 8-K filed on June 20, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 3.1 and 3.2 to registration statement on Form 10 SB/12G filed on July 23, 2002, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to report on Form 8-K filed on June 25, 2003, and incorporated herein by reference.

(4) Filed as Exhibits 4.1, 4.2 and 4.3 to registration statement on Form S-8 filed on October 6, 2003, and incorporated herein by reference.

(5) Filed as Exhibit 15.1 to report on Form 8-K/A filed on July 3, 2003, and incorporated herein by reference.

*    Filed  herewith  as  an  exhibit.

     (b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $12,000 and $5,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $10,350 and $0, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CASCADE MOUNTAIN MINING COMPANY, INC.

DATED: April 14, 2004                    By: /s/ Wayne Daley
                                             ------------------------
                                             Wayne Daley
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                         DATE

/s/ Wayne B. Daley         Chief Executive Officer,     April 14, 2004
----------------------     Chief Financial Officer,
Wayne B. Daley             and Director
                          (Principal Executive and
                           Financial Officer)


/s/ Michael Skopos          Director                    April 14, 2004
----------------------
Michael Skopos

Exhibit 10.1


                      CASCADE MOUNTAIN MINING COMPANY, INC.

                         EXECUTIVE EMPLOYMENT AGREEMENT

     THIS EXECUTIVE EMPLOYMENT AGREEMENT (this "Agreement") is made between Cascade Mountain Mining Company, Inc., a Nevada corporation and its affiliated companies (collectively referred to as the "Company"), and Wayne Daley ("Executive"). Unless otherwise indicated, all references to Sections are to Sections in this Agreement. This Agreement is effective as of the "Effective Date" set forth in Section 14 below.

                              W I T N E S S E T H:

     WHEREAS, the Company desires to obtain the services of Executive, and Executive desires to be employed by the Company upon the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises, the agreements herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as of the date hereof as follows:

     1. Employment. The Company hereby agrees to employ Executive, and Executive hereby agrees to serve the Company, as its President ("Employment") and as a Director for a period of two (2) years beginning on the Effective Date. Executive may renew this Agreement by providing the Company with written notice at least thirty (30) days, but not more than sixty (60) days, before the end of the two-year period of Employment.

     2. Scope of Employment.

     (a) During the Employment, Executive will serve as President. In that connection, Executive will (i) devote his full-time, attention, and energies to the business of the Company and will diligently and to the best of his ability perform all duties incident to his employment hereunder; (ii) use his best efforts to promote the interests and goodwill of the Company; and (iii) perform such other duties commensurate with his office as the Board of Directors of the Company may from time-to-time assign to him.

     (b) Section 2(a) shall not be construed as preventing Executive from (i) serving on corporate, civic or charitable boards or committees, or (ii) making investments in other businesses or enterprises; provided in no event shall any such service, business activity or investment require the provision of substantial services by Executive to the operations or the affairs of such businesses or enterprises such that the provision thereof would interfere in any respect with the performance of Executive's duties hereunder; and subject to
Section  6.

     3. Compensation and Benefits During Employment. During the Employment, the Company shall provide compensation to Executive as follows.

     (a) The Company shall pay Executive US $5,000 per month in equal semi-monthly installments with Executive being responsible for the payment of all taxes to the Internal Revenue Service as well as any and other taxes payable in the United States. Executive indemnifies the Company with respect to the payment of any and all taxes owing and due from Executive's compensation.

     (b) The Company shall pay Executive $2,000 per month as reimbursement for business expenses incurred by Executive in connection with the Employment in accordance with the Company's then-current policies.

     (c) Executive will be entitled to participate in any incentive program or bonus program of the Company which may be implemented in the future.

     Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of the Company and thus shall not be deemed grounds for Termination for Cause.

     4. Confidential Information.

     (a) Executive acknowledges that the law provides the Company with protection for its trade secrets and confidential information. Executive will not disclose, directly or indirectly, any of the Company's confidential business information or confidential technical information to anyone without authorization from the Company's management. Executive will not use any of the Company's confidential business information or confidential technical information in any way, either during or after the Employment with the Company, except as required in the course of the Employment.

     (b) Executive will strictly adhere to any obligations that may be owed to former employers insofar as Executive's use or disclosure of their confidential information is concerned.

     (c) Information will not be deemed part of the confidential information restricted by this Section 4 if Executive can show that: (i) the information was in Executive's possession or within Executive's knowledge before the Company disclosed it to Executive; (ii) the information was or became generally known to those who could take economic advantage of it; (iii) Executive obtained the information from a party having the right to disclose it to Executive without violation of any obligation to the Company, or (iv) Executive is required to disclose the information pursuant to legal process (e.g., a subpoena), provided that Executive notifies the Company immediately upon receiving or becoming aware of the legal process in question. No combination of information will be deemed to be within any of the four exceptions in the previous sentence, however, whether or not the component parts of the combination are within one or more exceptions, unless the combination itself and its economic value and principles of operation are themselves within such an exception or exceptions.

     (d) All originals and all copies of any drawings, blueprints, manuals, reports, computer programs or data, notebooks, notes, photographs, and all other recorded, written, or printed matter relating to research, manufacturing operations, or business of the Company made or received by Executive during the Employment are the property of the Company. Upon Termination of the Employment, whether or not for Cause, Executive will immediately deliver to the Company all property of the Company which may still be in Executive's possession. Executive will not remove or assist in removing such property from the Company's premises under any circumstances, either during the Employment or after Termination thereof, except as authorized by the Company's management.

     (e) For a period of six (6) months after the date of Termination of the Employment, Executive will not, either directly or indirectly, hire or employ or offer or participate in offering employment to any person who at the time of such Termination or at any time during such year following the time of such Termination was an employee of the Company without the prior written consent of the Company.

     5.  Ownership of Intellectual Property.

     (a) The Company will be the sole owner of any and all of Executive's Inventions that are related to the Company's business, as defined in more detail below.

     (b) For purposes of this Agreement, "Inventions" means all inventions, discoveries, and improvements (including, without limitation, any information relating to manufacturing techniques, processes, formulas, developments or experimental work, work in progress, or business trade secrets), along with any and all other work product relating thereto.

     (c) An Invention is "related to the Company's business" ("Company-Related Invention") if it is made, conceived, or reduced to practice by Executive (in whole or in part, either alone or jointly with others, whether or not during regular working hours), whether or not potentially patentable or copyrightable in the U.S. or elsewhere, and it either: (i) involves equipment, supplies, facilities, or trade secret information of the Company; (ii) involves the time for which Executive was or is to be compensated by the Company; (iii) relates to the business of the Company or to its actual or demonstrably anticipated research and development; or (iv) results, in whole or in part, from work performed by Executive for the Company.

     (d) Executive will promptly disclose to the Company, or its nominee(s), without additional compensation, all Company-Related Inventions.

     (e) Executive will assist the Company, at the Company's expense, in protecting any intellectual property rights that may be available anywhere in the world for such Company-Related Inventions, including signing U.S. or foreign patent applications, oaths or declarations relating to such patent applications, and similar documents.

     (f) To the extent that any Company-Related Invention is eligible under applicable law to be deemed a "work made for hire," or otherwise to be owned automatically by the Company, it will be deemed as such, without additional compensation to Executive. In some jurisdictions, Executive may have a right, title, or interest ("Right," including without limitation all right, title, and interest arising under patent law, copyright law, trade-secret law, semiconductor chip protection law, or otherwise, anywhere in the world, including the right to sue for present or past infringement) in certain Company-related Inventions that cannot be automatically owned by the Company. In that case, if applicable law permits Executive to assign Executive's Right(s) in future Company-Related Inventions at this time, then Executive hereby assigns any and all such Right(s) to the Company, without additional compensation to Executive; if not, then Executive agrees to assign any and all such Right(s) in any such future Company-Related Inventions to the Company or its nominee(s) upon request, without additional compensation to Executive.

     (g) To the extent that Executive retains any so-called "moral rights" or similar rights in a Company-Related Invention as a matter of law, Executive authorizes the Company or its designee to make any changes it desires to any part of that Company-Related Invention; to combine any such part with other materials; and to withhold Executive's identity in connection with any business operations relating to that Company-Related Invention; in any case without additional compensation to Executive.

     6. Non-competition. As a condition to, and in consideration of, the Company's entering into this Agreement, and giving Executive access to certain confidential and proprietary information, which Executive recognizes is valuable to the Company and, therefore, its protection and maintenance constitutes a legitimate interest to be protected by the provisions of this Section 6 as applied to Executive and other employees similarly situated to Executive, Executive acknowledges and hereby agrees as follows:

     (a)  that  Executive is and will be engaged in the business of the Company;

     (b) that Executive has occupied a position of trust and confidence with the Company prior to the Effective Date, and that during such period and the period of Executive's Employment under this Agreement, Executive has, and will, become familiar with the Company's trade secrets and with other proprietary and confidential information concerning the Company;

     (c) that the obligations of this Agreement are directly related to the Employment and are necessary to protect the Company's legitimate business interests; and that the Company's need for the covenants set forth in this Agreement is based on the following: (i) the substantial time, money and effort expended and to be expended by the Company in developing technical designs, computer program source codes, marketing plans and similar confidential information; (ii) the fact that Executive will be personally entrusted with the Company's confidential and proprietary information; (iii) the fact that, after having access to the Company's technology and other confidential information, Executive could become a competitor of the Company; and (iv) the highly competitive nature of the Company's industry, including the premium that competitors of the Company place on acquiring proprietary and competitive information; and

     (d) that for a period commencing on the Effective Date and ending nine (9) months following Termination as provided in Section 11, Executive will not, directly or indirectly, serve as employee, agent, consultant, stockholder, director, co-partner or in any other individual or representative capacity, own, operate, manage, control, engage in, invest in or participate in any manner in, act as consultant or advisor to, render services for (alone or in association with any person, firm, corporation or entity), or otherwise assist any person or entity that directly or indirectly engages or proposes to engage in (i) the same, or a substantially similar, type of business as that in which the Company engages; or (ii) the business of the manufacturing, distribution or sale of (A) products manufactured, distributed, sold or license by the Company at the time of termination; or (B) products proposed at the time of Termination to be manufactured, distributed, sold or licensed by the Company, anywhere in North America (the "Territory"); provided, however

     (e) that nothing contained herein shall be construed to prevent Executive from investing in the stock or securities of any competing corporation listed on any recognized national securities exchange or traded in the over the counter market in the United States, but only if (i) such investment is of a totally passive nature and does not involve Executive devoting time to the management or operations of such corporation and Executive is not otherwise involved in the business of such corporation; and if (ii) Executive and his associates (as such term is defined in Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as in effect on the Effective Date), collectively, do not own, directly or indirectly, more than an aggregate of two (2) percent of the outstanding stock or securities of such corporation.

     7. Legal Fees and Expenses. In the event of a lawsuit, arbitration, or other dispute-resolution proceeding between the Company and Executive arising out of or relating to this Agreement, the prevailing party, in the proceeding as a whole and/or in any interim or ancillary proceedings (e.g., opposed motions, including without limitation motions for preliminary or temporary injunctive relief) will be entitled to recover its reasonable attorneys' fees and expenses unless the court or other forum determines that such a recovery would not serve the interests of justice.

     8.  Successors.

     (a) This Agreement shall inure to the benefit of and be binding upon (i) the Company and its successors and assigns and (ii) Executive and Executive's heirs and legal representatives, except that Executive's duties and responsibilities under this Agreement are of a personal nature and will not be assignable or delegable in whole or in part.

     (b) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "the Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     9.  Arbitration.

     (a) Except as set forth in paragraph (b) of this Section 9 or to the extent prohibited by applicable law, any dispute, controversy or claim arising out of or relating to this Agreement will be submitted to binding arbitration before a single arbitrator in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association in effect on the date of the demand for arbitration. The arbitration shall take place before a single arbitrator, who will preferably but not necessarily be a lawyer but who shall have at least five years' experience in working in or with mining companies. Unless otherwise agreed by the parties, the arbitration shall take place in the city in which Executive's principal office space is located at the time of the dispute or was located at the time of Termination of the Employment (if applicable). The arbitrator is hereby directed to take all reasonable measures not inconsistent with the interests of justice to expedite, and minimize the cost of, the arbitration proceedings.

     (b) To protect inventions, trade secrets, or other confidential information of Section 4, and/or to enforce the non-competition provisions of Section 6, the Company may seek temporary, preliminary, and/or permanent injunctive relief in a court of competent jurisdiction, in each case, without waiving its right to arbitration.

     (c) At the request of either party, the arbitrator may take any interim measures s/he deems necessary with respect to the subject matter of the dispute, including measures for the preservation of confidentiality set forth in this Agreement.

     (d) Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction.

     10.  Indemnification.

     (a) Company shall to the full extent permitted by law or as set forth in the Articles of Incorporation, and any future amendments, and the Bylaws of the Company, indemnify, defend and hold harmless Executive from and against any and all claims, demands, liabilities, damages, losses and expenses (including attorney's fees, court costs and disbursements) arising out of the performance of duties hereunder except in the case of willful misconduct.

     (b) Executive shall indemnify the Company with respect to the payment of any and all taxes owed under this Agreement.


     11.  Termination

     This Agreement and the employment relationship created hereby will terminate (i) upon the death or disability of Executive under Section 11 (a) or 11(b); (ii) with cause under Section 11 (c); (iii) for good reason under Section 11 (d); or (iv) without cause under Section 11(e).

     (a) Disability. Company shall have the right to terminate the employment of Executive under this Agreement for disability in the event Executive suffers an injury, illness, or incapacity of such character as to substantially disable him from performing his duties without reasonable accommodation by Executive hereunder for a period of more than thirty (30) consecutive days upon Company giving at least thirty (30) days written notice of termination.

     (b)  Death.  This  agreement  will terminate on the Death of the Executive.

     (c) With Cause. Company may terminate this Agreement at any time because of
(i) Executive's material breach of any term of the Agreement, (ii) the determination by the Board of Directors in the exercise of its reasonable judgment that Executive has committed an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (iii) Executive's negligence in the performance of his duties hereunder.

     (d)  Good  Reason.  The  Executive  may  terminate his employment for "Good
Reason"  by  giving  Company  ten  (10)  days  written  notice  if:

          (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with Company as of the date hereof, or a change in his reporting responsibilities or titles as in effect as of the date hereof;

          (ii)  his  compensation  is  reduced;  or

          (iii) Company does not pay any material amount of compensation due hereunder and then fails either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice. Further, if such contest is not resolved within thirty
     (30)  days,  Company shall submit such dispute to arbitration under Section
     9.

     (e)  Without  Cause.  Company  may  terminate this Agreement without cause.

     12.  Obligations  of  Company  Upon  Termination.

     (a)  In  the event of the termination of Executive's employment pursuant to
Section 11 (a), (b) or (c), Executive will be entitled only to the compensation earned by him hereunder as of the date of such termination (plus life insurance or disability benefits).

     (b)  In  the event of the termination of Executive's employment pursuant to
Section 11 (d) or (e), Executive will be entitled to receive as severance pay, an amount equal to $15,000 in addition to all payments of salary earned through the date of termination in one lump sum.

     13.  Other Provisions.

     (a) All notices and statements with respect to this Agreement must be in writing. Notices to the Company shall be delivered to the Chairman of the Board or any vice president of the Company. Notices to Executive may be delivered to Executive in person or sent to Executive's then-current home address as indicated in the Company's records.

     (b) This Agreement sets forth the entire agreement of the parties concerning the subjects covered herein; there are no promises, understandings, representations, or warranties of any kind concerning those subjects except as expressly set forth in this Agreement.

     (c) Any modification of this Agreement must be in writing and signed by all parties; any attempt to modify this Agreement, orally or in writing, not executed by all parties will be void.

     (d) If any provision of this Agreement, or its application to anyone or under any circumstances, is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability will not affect any other provision or application of this Agreement which can be given effect without the invalid or unenforceable provision or application and will not invalidate or render unenforceable such provision or application in any other jurisdiction.

     (e) This Agreement will be governed and interpreted under the laws of the United States of America and the laws of the State of Nevada as applied to contracts made and carried out in Nevada by residents of Nevada.

     (f) No failure on the part of any party to enforce any provisions of this Agreement will act as a waiver of the right to enforce that provision.

     (g) Section headings are for convenience only and shall not define or limit the provisions of this Agreement.

     (h) This Agreement may be executed in several counterparts, each of which is an original. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts. A copy of this Agreement signed by one party and faxed to another party shall be deemed to have been executed and delivered by the signing party as though an original. A photocopy of this Agreement shall be effective as an original for all purposes.

     14.  Summary of Terms of Employment

          Effective Date                    July          , 2003
                                                 --------

          Term & Commitment                 Two year, full-time, renewable

          Office / Position                 President

          Initial Salary                    US $5,000 per month

     This Agreement contains provisions requiring binding arbitration of disputes. By signing this Agreement, Executive acknowledges that he or she (i) has read and understood the entire Agreement; (ii) has received a copy of it
(iii) has had the opportunity to ask questions and consult counsel or other advisors about its terms; and (iv) agrees to be bound by it.

Executed to be effective as of the Effective Date.

Cascade Mountain Mining Company, Inc., by:  Executive:

                                            /s/ Wayne Barrington Daley
-------------------------                   ------------------------
Signature                                   Signature


-------------------------
Printed name


-------------------------
Title

Exhibit 10.2


                      CASCADE MOUNTAIN MINING COMPANY, INC.

                         EXECUTIVE EMPLOYMENT AGREEMENT

     THIS EXECUTIVE EMPLOYMENT AGREEMENT (this "Agreement") is made between Cascade Mountain Mining Company, Inc., a Nevada corporation and its affiliated companies (collectively referred to as the "Company"), and Michael Skopos ("Executive"). Unless otherwise indicated, all references to Sections are to Sections in this Agreement. This Agreement is effective as of the "Effective Date" set forth in Section 14 below.

                              W I T N E S S E T H:

     WHEREAS, the Company desires to obtain the services of Executive, and Executive desires to be employed by the Company upon the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises, the agreements herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as of the date hereof as follows:

     1. Employment. The Company hereby agrees to employ Executive, and Executive hereby agrees to serve the Company, as its Chief Geologist and as a Director ("Employment") for a period of one (1) year beginning on the Effective Date. This Agreement may be renewed by mutual agreement of the parties.

     2. Scope of Employment.

     (a) During the Employment, Executive will serve as Chief Geologist. In that connection, Executive will (i) devote his part-time, attention, and energies to the business of the Company and will diligently and to the best of his ability perform all duties incident to his employment hereunder; (ii) use his best efforts to promote the interests and goodwill of the Company; and (iii) perform such other duties commensurate with his office as the Board of Directors of the Company may from time-to-time assign to him.

     (b) Section 2(a) shall not be construed as preventing Executive from (i) serving on corporate, civic or charitable boards or committees, or (ii) making investments in other businesses or enterprises; provided in no event shall any such service, business activity or investment require the provision of substantial services by Executive to the operations or the affairs of such businesses or enterprises such that the provision thereof would interfere in any respect with the performance of Executive's duties hereunder; and subject to
Section  6.

     3. Compensation and Benefits During Employment. During the Employment, the Company shall provide compensation to Executive as follows.

     (a) The Company shall pay Executive US $2,000 per month in equal semi-monthly installments with executive being responsible for the payment of all taxes to the Internal Revenue Service as well as any and other taxes payable in the United States. Executive Indemnifies the Company with respect to the payment of any and all taxes owing and due from Executive's compensation.

     (b) Executive will be entitled to participate in any incentive program or bonus program of the Company which may be implemented in the future.

     Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of the Company and thus shall not be deemed grounds for Termination for Cause.

     4. Confidential Information.

     (a) Executive acknowledges that the law provides the Company with protection for its trade secrets and confidential information. Executive will not disclose, directly or indirectly, any of the Company's confidential business information or confidential technical information to anyone without authorization from the Company's management. Executive will not use any of the Company's confidential business information or confidential technical information in any way, either during or after the Employment with the Company, except as required in the course of the Employment.

     (b) Executive will strictly adhere to any obligations that may be owed to former employers insofar as Executive's use or disclosure of their confidential information is concerned.

     (c) Information will not be deemed part of the confidential information restricted by this Section 4 if Executive can show that: (i) the information was in Executive's possession or within Executive's knowledge before the Company disclosed it to Executive; (ii) the information was or became generally known to those who could take economic advantage of it; (iii) Executive obtained the information from a party having the right to disclose it to Executive without violation of any obligation to the Company, or (iv) Executive is required to disclose the information pursuant to legal process (e.g., a subpoena), provided that Executive notifies the Company immediately upon receiving or becoming aware of the legal process in question. No combination of information will be deemed to be within any of the four exceptions in the previous sentence, however, whether or not the component parts of the combination are within one or more exceptions, unless the combination itself and its economic value and principles of operation are themselves within such an exception or exceptions.

     (d) All originals and all copies of any drawings, blueprints, manuals, reports, computer programs or data, notebooks, notes, photographs, and all other recorded, written, or printed matter relating to research, manufacturing operations, or business of the Company made or received by Executive during the Employment are the property of the Company. Upon Termination of the Employment, whether or not for Cause, Executive will immediately deliver to the Company all property of the Company which may still be in Executive's possession. Executive will not remove or assist in removing such property from the Company's premises under any circumstances, either during the Employment or after Termination thereof, except as authorized by the Company's management.

     (e) For a period of six (6) months after the date of Termination of the Employment, Executive will not, either directly or indirectly, hire or employ or offer or participate in offering employment to any person who at the time of such Termination or at any time during such year following the time of such Termination was an employee of the Company without the prior written consent of the Company.

     5.  Ownership  of  Intellectual  Property.

     (a) The Company will be the sole owner of any and all of Executive's Inventions that are related to the Company's business, as defined in more detail below.

     (b) For purposes of this Agreement, "Inventions" means all inventions, discoveries, and improvements (including, without limitation, any information relating to manufacturing techniques, processes, formulas, developments or experimental work, work in progress, or business trade secrets), along with any and all other work product relating thereto.

     (c) An Invention is "related to the Company's business" ("Company-Related Invention") if it is made, conceived, or reduced to practice by Executive (in whole or in part, either alone or jointly with others, whether or not during regular working hours), whether or not potentially patentable or copyrightable in the U.S. or elsewhere, and it either: (i) involves equipment, supplies, facilities, or trade secret information of the Company; (ii) involves the time for which Executive was or is to be compensated by the Company; (iii) relates to the business of the Company or to its actual or demonstrably anticipated research and development; or (iv) results, in whole or in part, from work performed by Executive for the Company.

     (d) Executive will promptly disclose to the Company, or its nominee(s), without additional compensation, all Company-Related Inventions.

     (e) Executive will assist the Company, at the Company's expense, in protecting any intellectual property rights that may be available anywhere in the world for such Company-Related Inventions, including signing U.S. or foreign patent applications, oaths or declarations relating to such patent applications, and similar documents.

     (f) To the extent that any Company-Related Invention is eligible under applicable law to be deemed a "work made for hire," or otherwise to be owned automatically by the Company, it will be deemed as such, without additional compensation to Executive. In some jurisdictions, Executive may have a right, title, or interest ("Right," including without limitation all right, title, and interest arising under patent law, copyright law, trade-secret law, semiconductor chip protection law, or otherwise, anywhere in the world, including the right to sue for present or past infringement) in certain Company-related Inventions that cannot be automatically owned by the Company. In that case, if applicable law permits Executive to assign Executive's Right(s) in future Company-Related Inventions at this time, then Executive hereby assigns any and all such Right(s) to the Company, without additional compensation to Executive; if not, then Executive agrees to assign any and all such Right(s) in any such future Company-Related Inventions to the Company or its nominee(s) upon request, without additional compensation to Executive.

     (g) To the extent that Executive retains any so-called "moral rights" or similar rights in a Company-Related Invention as a matter of law, Executive authorizes the Company or its designee to make any changes it desires to any part of that Company-Related Invention; to combine any such part with other materials; and to withhold Executive's identity in connection with any business operations relating to that Company-Related Invention; in any case without additional compensation to Executive.

     6. Noncompetition. As a condition to, and in consideration of, the Company's entering into this Agreement, and giving Executive access to certain confidential and proprietary information, which Executive recognizes is valuable to the Company and, therefore, its protection and maintenance constitutes a legitimate interest to be protected by the provisions of this Section 6 as applied to Executive and other employees similarly situated to Executive, Executive acknowledges and hereby agrees as follows:

     (a)  that  Executive is and will be engaged in the business of the Company;

     (b) that Executive has occupied a position of trust and confidence with the Company prior to the Effective Date, and that during such period and the period of Executive's Employment under this Agreement, Executive has, and will, become familiar with the Company's trade secrets and with other proprietary and confidential information concerning the Company;

     (c) that the obligations of this Agreement are directly related to the Employment and are necessary to protect the Company's legitimate business interests; and that the Company's need for the covenants set forth in this Agreement is based on the following: (i) the substantial time, money and effort expended and to be expended by the Company in developing technical designs, computer program source codes, marketing plans and similar confidential information; (ii) the fact that Executive will be personally entrusted with the Company's confidential and proprietary information; (iii) the fact that, after having access to the Company's technology and other confidential information, Executive could become a competitor of the Company; and (iv) the highly competitive nature of the Company's industry, including the premium that competitors of the Company place on acquiring proprietary and competitive information; and

     (d) that for a period commencing on the Effective Date and ending nine (9) months following Termination as provided in Section 11, Executive will not, directly or indirectly, serve as employee, agent, consultant, stockholder, director, co-partner or in any other individual or representative capacity, own, operate, manage, control, engage in, invest in or participate in any manner in, act as consultant or advisor to, render services for (alone or in association with any person, firm, corporation or entity), or otherwise assist any person or entity that directly or indirectly engages or proposes to engage in (i) the same, or a substantially similar, type of business as that in which the Company engages; or (ii) the business of the manufacturing, distribution or sale of (A) products manufactured, distributed, sold or license by the Company at the time of termination; or (B) products proposed at the time of Termination to be manufactured, distributed, sold or licensed by the Company, anywhere in North America (the "Territory"); provided, however

     (e) that nothing contained herein shall be construed to prevent Executive from investing in the stock or securities of any competing corporation listed on any recognized national securities exchange or traded in the over the counter market in the United States, but only if (i) such investment is of a totally passive nature and does not involve Executive devoting time to the management or operations of such corporation and Executive is not otherwise involved in the business of such corporation; and if (ii) Executive and his associates (as such term is defined in Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as in effect on the Effective Date), collectively, do not own, directly or indirectly, more than an aggregate of two (2) percent of the outstanding stock or securities of such corporation.

     7. Legal Fees and Expenses. In the event of a lawsuit, arbitration, or other dispute-resolution proceeding between the Company and Executive arising out of or relating to this Agreement, the prevailing party, in the proceeding as a whole and/or in any interim or ancillary proceedings (e.g., opposed motions, including without limitation motions for preliminary or temporary injunctive relief) will be entitled to recover its reasonable attorneys' fees and expenses unless the court or other forum determines that such a recovery would not serve the interests of justice.

     8.  Successors.

     (a) This Agreement shall inure to the benefit of and be binding upon (i) the Company and its successors and assigns and (ii) Executive and Executive's heirs and legal representatives, except that Executive's duties and responsibilities under this Agreement are of a personal nature and will not be assignable or delegable in whole or in part.

     (b) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "the Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     9.  Arbitration.

     (a) Except as set forth in paragraph (b) of this Section 9 or to the extent prohibited by applicable law, any dispute, controversy or claim arising out of or relating to this Agreement will be submitted to binding arbitration before a single arbitrator in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association in effect on the date of the demand for arbitration. The arbitration shall take place before a single arbitrator, who will preferably but not necessarily be a lawyer but who shall have at least five years' experience in working in or with mining companies. Unless otherwise agreed by the parties, the arbitration shall take place in the city in which Executive's principal office space is located at the time of the dispute or was located at the time of Termination of the Employment (if applicable). The arbitrator is hereby directed to take all reasonable measures not inconsistent with the interests of justice to expedite, and minimize the cost of, the arbitration proceedings.

     (b) To protect inventions, trade secrets, or other confidential information of Section 4, and/or to enforce the non-competition provisions of Section 6, the Company may seek temporary, preliminary, and/or permanent injunctive relief in a court of competent jurisdiction, in each case, without waiving its right to arbitration.

     (c) At the request of either party, the arbitrator may take any interim measures s/he deems necessary with respect to the subject matter of the dispute, including measures for the preservation of confidentiality set forth in this Agreement.

     (d) Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction.

     10.  Indemnification.

     (a) Company shall to the full extent permitted by law or as set forth in the Articles of Incorporation, and any future amendments, and the Bylaws of the Company, indemnify, defend and hold harmless Executive from and against any and all claims, demands, liabilities, damages, losses and expenses (including attorney's fees, court costs and disbursements) arising out of the performance of duties hereunder except in the case of willful misconduct.

     (b) Executive shall indemnify the Company with respect to the payment of any and all taxes owed under this Agreement.


     11.  Termination

     This Agreement and the employment relationship created hereby will terminate (i) upon the death or disability of Executive under Section 11 (a) or 11(b); (ii) with cause under Section 11 (c); (iii) for good reason under Section 11 (d); or (iv) without cause under Section 11(e).

     (a) Disability. Company shall have the right to terminate the employment of Executive under this Agreement for disability in the event Executive suffers an injury, illness, or incapacity of such character as to substantially disable him from performing his duties without reasonable accommodation by Executive hereunder for a period of more than thirty (30) consecutive days upon Company giving at least thirty (30) days written notice of termination.

     (b)  Death.  This  agreement  will terminate on the Death of the Executive.

     (c) With Cause. Company may terminate this Agreement at any time because of
(i) Executive's material breach of any term of the Agreement, (ii) the determination by the Board of Directors in the exercise of its reasonable judgment that Executive has committed an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (iii) Executive's negligence in the performance of his duties hereunder.

     (d)  Good  Reason.  The  Executive  may  terminate his employment for "Good
Reason"  by  giving  Company  ten  (10)  days  written  notice  if:

          (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with Company as of the date hereof, or a change in his reporting responsibilities or titles as in effect as of the date hereof;

          (ii)  his  compensation  is  reduced;  or

          (iii) Company does not pay any material amount of compensation due hereunder and then fails either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice. Further, if such contest is not resolved within thirty
     (30)  days,  Company shall submit such dispute to arbitration under Section
     9.

     (e)  Without  Cause.  Company  may  terminate this Agreement without cause.

     12.  Obligations  of  Company  Upon  Termination.

     (a) In the event of the termination of Executive's employment pursuant to Section 11 (a), (b) or (c), Executive will be entitled only to the compensation earned by him hereunder as of the date of such termination (plus life insurance or disability benefits).

     (b) In the event of the termination of Executive's employment pursuant to Section 11 (d) or (e), Executive will be entitled to receive as severance pay, an amount equal to $6,000 in addition to all payments of salary earned through the date of termination in one lump sum.

     13.  Other Provisions.

     (a) All notices and statements with respect to this Agreement must be in writing. Notices to the Company shall be delivered to the Chairman of the Board or any vice president of the Company. Notices to Executive may be delivered to Executive in person or sent to Executive's then-current home address as indicated in the Company's records.

     (b) This Agreement sets forth the entire agreement of the parties concerning the subjects covered herein; there are no promises, understandings, representations, or warranties of any kind concerning those subjects except as expressly set forth in this Agreement.

     (c) Any modification of this Agreement must be in writing and signed by all parties; any attempt to modify this Agreement, orally or in writing, not executed by all parties will be void.

     (d) If any provision of this Agreement, or its application to anyone or under any circumstances, is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability will not affect any other provision or application of this Agreement which can be given effect without the invalid or unenforceable provision or application and will not invalidate or render unenforceable such provision or application in any other jurisdiction.

     (e) This Agreement will be governed and interpreted under the laws of the United States of America and the laws of the State of Nevada as applied to contracts made and carried out in Nevada by residents of Nevada.

     (f) No failure on the part of any party to enforce any provisions of this Agreement will act as a waiver of the right to enforce that provision.

     (g) Section headings are for convenience only and shall not define or limit the provisions of this Agreement.

     (h) This Agreement may be executed in several counterparts, each of which is an original. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts. A copy of this Agreement signed by one party and faxed to another party shall be deemed to have been executed and delivered by the signing party as though an original. A photocopy of this Agreement shall be effective as an original for all purposes.

     14.  Summary of Terms of Employment

          Effective Date                    July          , 2003
                                                ------------

          Term & Commitment               One year, part-time, non-renewable
                                          except on the Company's request

          Office / Position               Chief Geologist

          Initial Salary                  US $2,000 per month

     This Agreement contains provisions requiring binding arbitration of disputes. By signing this Agreement, Executive acknowledges that he or she (i) has read and understood the entire Agreement; (ii) has received a copy of it
(iii) has had the opportunity to ask questions and consult counsel or other advisors about its terms; and (iv) agrees to be bound by it.

Executed to be effective as of the Effective Date.

Cascade Mountain Mining Company, Inc., by:     Executive:

/s/ Wayne Barrington Daley             /s/ Michael Skopos
----------------------------           --------------------------
Signature                              Signature


Wayne Barrington Daley
----------------------------
Printed name


President
----------------------------
Title

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wayne B. Daley, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Cascade Mountain Mining Company, Inc.;

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 14, 2004


                                   By: /s/ Wayne B Daley
                                   -------------------------------
                                   Wayne B Daley,
                                   Chief Executive Officer and
                                   Chief Financial Officer

Exhibit 32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wayne B Daley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Cascade Mountain Mining Company, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Cascade Mountain Mining Company, Inc.


                                     By:/s/ Wayne B Daley
                                     --------------------------
                                     Name:  Wayne B Daley
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer
April 14, 2004