Form 10QSB
period 2004-03-31
CASCADE MOUNTAIN MINING CO INC
filed 2004-05-24
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   ------------

                        Commission file number 000-49933


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                  95-4886472
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


            601 Union Street, 42nd Floor, Seattle, Washington 98101
            -------------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 652-3280
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                      ---
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

As of May 24, 2004, 207,489,416 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS





                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                                 MARCH 31, 2004

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  March  31,
    2004  and  December  31,  2003                                    1

  Unaudited  Condensed  Statements  of  Operations  for  the
    three  months  ended  March  31,  2004  and  2003,  and  for the  period  from  inception,  December  17,  2002,  to
    March  31,  2004                                                  2

  Unaudited  Condensed  Statements  of  Stockholders'  Deficit
    for  the  period  from  inception,  December  17,  2002,  to
    March  31,  2004                                                  3

  Unaudited  Condensed  Statements  of  Cash  Flows  for  the
    three  months  ended  March  31,  2004  and  2003,  and  for the  period  from  inception,  December  17,  2002,  to
    March  31,  2004                                                  4

Notes  to  Financial  Statements                                      5


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                  BALANCE SHEET
                      MARCH 31, 2004 AND DECEMBER 31, 2003



                                                        MARCH  31,  DECEMBER  31,
                                                          2004          2003
     ASSETS                                            (UNAUDITED)     (NOTE)
--------------                                        ------------  ------------
Cash and cash equivalents                             $       448   $    43,196
                                                      ------------  ------------

  Total current assets                                        448        43,196

Equipment, net                                              4,645         4,936
                                                      ------------  ------------

      Total assets                                    $     5,093   $    48,132
                                                      ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Notes payable                                         $   200,000   $   200,000
Accrued liabilities                                        37,528        19,934
Payable to stockholder                                    201,930       195,950
                                                      ------------  ------------

    Total current liabilities                             439,458       415,884
                                                      ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 207,489,416 and 157,489,416 shares
    issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively                       207,489       157,489
  Additional paid-in capital                            1,250,152       800,152
  Losses accumulated during the exploration stage      (1,892,006)   (1,325,393)
                                                      ------------  ------------

    Total stockholders' deficit                          (434,365)     (367,752)
                                                      ------------  ------------

      Total liabilities and stockholders' deficit     $     5,093   $    48,132
                                                      ============  ============


Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                       -1-


                         CASCADE  MOUNTAIN  MINING  COMPANY,  INC.
                       (A  CORPORATION  IN  THE  EXPLORATION  STAGE)
                      UNAUDITED  CONDENSED  STATEMENT  OF  OPERATIONS
          FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003,  AND  FOR
             THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO MARCH 31, 2004


                                            THREE  MONTHS    THREE  MONTHS
                                                ENDED            ENDED        INCEPTION  TO
                                              MARCH  31,       MARCH  31,       MARCH  31,
                                                 2004             2003             2004
                                           -------------    -------------     ------------
General and administrative expense             $    560,519   $     47,146   $ 1,737,178
Cost of recapitalization                                  -              -       129,300
Interest expense                                      6,094          2,879        25,528
                                               -------------  -------------  ------------

Net loss                                       $   (566,613)  $    (50,025)  $(1,892,006)
                                               =============  =============  ============

Basic and dilutive net loss per common share   $      (0.00)  $      (0.00)
                                               =============  =============

Weighted average common shares outstanding
  (basic and dilutive)                          192,489,416    128,533,353
                                               =============  =============


                 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                       -2-


                            CASCADE  MOUNTAIN  MINING  COMPANY,  INC.
                           (A  CORPORATION  IN  THE  EXPLORATION  STAGE)
              UNAUDITED  CONDENSED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
            FOR  THE  PERIOD  FROM  INCEPTION,  DECEMBER  17,  2002,  TO  MARCH  31,  2004


                                                                         LOSSES
                                                                       ACCUMULATED
                                                           ADDITIONAL  DURING  THE
                                       COMMON  STOCK        PAID-IN    EXPLORATION
                                     SHARES      AMOUNT     CAPITAL       STAGE         TOTAL
                                  ------------  ---------  ----------  ------------  ------------
Balance at December 17, 2002                -   $      -   $        -  $         -   $         -

Common stock issued to founders       700,000        700            -            -           700

Net loss                                    -          -            -      (13,444)      (13,444)
                                  ------------  ---------  ----------  ------------  ------------

Balance at December 31, 2002          700,000        700            -      (13,444)      (12,744)

Effect of recapitalization:
  Shares issued                     2,266,667      2,267            -            -         2,267
  Cancellation of shares             (800,000)      (800)           -            -          (800)
  Effect of 60 to 1 forward
    stock split                   127,833,353    127,833            -            -       127,833

Common stock issued for services   27,489,396     27,489      800,152            -       827,641

Net loss                                    -          -            -   (1,311,949)   (1,311,949)
                                  ------------  ---------  ----------  ------------  ------------

Balance at December 31, 2003      157,489,416    157,489      800,152   (1,325,393)     (367,752)

Common stock issued as compen-
  sation for services              50,000,000     50,000      450,000            -       500,000

Net loss                                    -          -            -     (566,613)     (566,613)
                                  ------------  ---------  ----------  ------------  ------------

Balance at March 31, 2004         207,489,416   $207,489   $1,250,152  $(1,892,006)  $  (434,365)
                                  ============  =========  ==========  ============  ============

                 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                       -3-


                       CASCADE  MOUNTAIN  MINING  COMPANY,  INC.
                     (A  CORPORATION  IN  THE  EXPLORATION  STAGE)
                   UNAUDITED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
         FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003,  AND  FOR
        THE  PERIOD  FROM  INCEPTION,  DECEMBER  17,  2002,  TO  MARCH  31,  2004



                                                 THREE  MONTHS   THREE  MONTHS
                                                      ENDED         ENDED      INCEPTION  TO
                                                    MARCH  31,    MARCH  31,     MARCH  31,
                                                      2004          2003           2004
                                                   ----------    ----------    ------------
Cash flows from operating activities:
  Net loss                                         $(566,613)    $ (50,025)    $(1,892,006)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                 291           191           1,237
    Common stock issued for services                 500,000             -       1,328,341
    Cost of recapitalization                               -             -         129,300
    Increase (decrease) in accrued liabilities        17,594         2,879          37,528
                                                   ----------    ----------    ------------

        Net cash used by operating activities        (48,728)      (46,955)       (395,600)
                                                   ----------    ----------    ------------

Cash flows from investing activities:
  Capital expenditures                                     -        (4,650)        (5,882)
                                                   ----------   ----------    ------------

        Net cash used by investing activities              -        (4,650)         (5,882)
                                                   ----------    ----------    ------------

Cash flows from financing activities:
  Proceeds from notes payable                              -       179,300         200,000
  Increase (decrease) in payable to stockholder        5,980      (127,695)        201,930
                                                   ----------    ----------    ------------

        Net cash provided by financing activities      5,980        51,605         401,930
                                                   ----------    ----------    ------------

Net increase (decrease) in cash and cash
  equivalents                                        (42,748)            -             448

Cash and cash equivalents, beginning of period        43,196             -               -
                                                   ----------    ----------    ------------

Cash and cash equivalents, end of period           $     448     $       -     $       448
                                                   ==========    ==========    ============

                 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                     (A CORPORATION IN THE EXPLORATION STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS  OF  PRESENTATION
       -----------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.     DESCRIPTION  OF  BUSINESS
       -------------------------

Cascade Mountain Mining Company, Inc. (the "Company") was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003 the Company purchased 31 staked claims, all in the state of Washington, which are claims that were previously mined and that the Company believes can be further exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is an exploration stage enterprise because it has not yet commenced, nor raised revenue from commercial operations. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.


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

MINE  EXPLORATION  COSTS
------------------------

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


                                    Continued
                                       -5-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED



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


4.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the three months ended March 31, 2004, the Company reported net losses of $(566,613). At March 31, 2004 the Company had losses accumulated during the exploration stage of $(1,892,006). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


5.     PAYABLE  TO  OFFICER/STOCKHOLDER
       --------------------------------

During the three months ended March 31, 2004 certain cash transactions were paid and additional advances made directly by the president/major stockholder of the Company. The payable to stockholder at March 31, 2004 of $201,930 is non-interest bearing, uncollateralized and due on demand.


                                    Continued
                                       -6-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED



6.     RECAPITALIZATION
       ----------------

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


7.     STOCK  OPTION  PLAN
       -------------------

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

Effective January 28, 2004, the Company entered into consulting agreements with five separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for these services, the Company issued 50,000,000 shares of its common stock as per its 2003 Stock Option Plan. The value of this common stock was based on its fair value at the date of the agreement, which was $500,000. Accordingly, this value of $500,000 is included as an expense in the accompanying statement of operations for the three months ended March 31, 2004.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     Cascade Mountain Mining Company, Inc. (the "Registrant") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Registrant acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an Exchange. The Exchange represented a recapitalization of the Registrant with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. Cascade Corp. emerged as the surviving financial reporting entity under the Exchange, but Web Views (which changed its name to Cascade Mountain Mining Company, Inc.) remained as the legal reporting entity. The term "Company" as used herein includes a reference to both Cascade Mountain Mining Company, Inc. and Cascade Mountain Mining Corp. unless otherwise stated.

     Cascade Corp. was incorporated on December 17, 2002 in the State of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc.

     During 2003 the Company purchased 31 staked claims which it refers to as the Mazama Project. The claims were previously mined by other operators. The Company believes that the clams can be exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined.

     The Mazama Project is without proven reserves and the Company's program is exploratory in nature. The Company is an exploration stage enterprise because it has not yet commenced, nor raised revenue from commercial operations. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.

     Effective June 17, 2003, the Company declared a 60 to 1 forward stock split. Accordingly, all per share amounts have been restated to reflect this stock split.

PLAN OF OPERATION

     The Company believes that it can satisfy its cash requirements until October 2004. It is imperative that the Company raise additional capital for ongoing drilling and exploration work on the Mazama Project and in order to maintain its operations. The Company will require approximately $750,000 of additional financing within the next twelve months to implement its business plan. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     Assuming the Company raises additional capital, it expects to research other precious metal properties concentrating in the United States and in Latin America during the next twelve months. During the next twelve months there are no expected purchases or sales of plant and significant equipment and there are no expected changes in the number of employees.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     The Company had no revenues during the three months ended March 31, 2004 or 2003.

     General and administrative ("G&A") expenses increased $513,373 from $47,146 for the three months ended March 31, 2003, to $560,519 (or 1,089%) for the three months ended March 31, 2004. The increase in G&A expenses was principally attributable to the issuance of 50,000,000 shares of the Company's common stock to five individuals for an aggregate $500,000 of consulting services. The shares were issued pursuant to the Company's 2003 Stock Option Plan. The value of the issuances was based on the fair market value of the Company's common stock on the day that the Company entered into consulting agreements with these individuals.

     Interest expense increased $3,215 from $2.879 for the three months ended March 31, 2003, to $6,094 (or 112%) for the three months ended March 31, 2004. The increase in interest expenses was due to an increase in the Company's liabilities.

     During the three months ended March 31, 2004 the Company incurred a net loss of $566,613, as compared to a net loss of $50,025 for the three months ended March 31, 2003. The increase in net loss is directly attributable to the increase in G&A expenses and interest expense.

     The Company had an accumulated deficit of $1,892,006 as of March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net decrease in cash of $42,748 during the three months ended March 31, 2004. As of March 31, 2004, the Company had cash and cash equivalents of $448, which was its only current asset. As of March 31, 2004, the Company had total current liabilities of $439,458, consisting of $200,000 of notes payable, $37,528 of accrued liabilities, and $201,930 payable to stockholder.

     As of March 31, 2004, the Company had negative working capital of $439,010.

     The Company used $48,728 of cash in its operations during the three months ended March 31, 2004, consisting of a net loss of $566,613 with the following offsetting adjustments: $291 for depreciation expense, $500,000 for common stock issued for services and $17,594 for an increase in accrued liabilities.

     The Company had $5,980 of cash provided by financing activities during the three months ended March 31, 2004. This financing was attributable to an increase in payables to stockholder.

     For the three months ended March 31, 2004, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations.

     The Company will require approximately $750,000 of additional financing within the next twelve months to implement its business plan. The Company is taking steps in an attempt to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The opinion of our independent accounting firm for the year ended December 31, 2003, expressed substantial doubt as to our ability to continue as a going concern.
In addition, Note 4 to our financial statements for the three months ended March 31, 2004, expresses a going concern.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. We require capital of approximately $750,000 to implement the Company's business plan. The Company is taking steps in an attempt to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues (if any), financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

     Exploration Activities. Even if the Company implements its business plan and initiates exploration and development activities, there can be no assurance that the Company will find precious metals, or if it is able to find precious metals, that such precious metals will be removed in a profitable fashion.

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

     Ham, Langston & Brezina, LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on the operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 4 of the notes to our financial statements included in this report.

CRITICAL ACCOUNTING POLICIES

     Use of Estimates. Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 5.  OTHER INFORMATION

     Related Party Transactions
     --------------------------

     During the three months ended March 31, 2004 certain cash transactions were paid and additional advances made directly by Wayne Daley, the Company's President, Chief Executive Officer and major stockholder. The payable to stockholder at March 31, 2004 of $201,930 is non-interest bearing, uncollateralized and due on demand.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     4.3          Cascade Mountain Mining Company, Inc.
                  Year 2003 Stock Incentive Plan                 (1)

     5.1          Opinion of Brewer and Pritchard, P.C.          (1)

    23.1          Consent of Brewer and Pritchard, P.C.
                 (included in Exhibit 5.1)                       (1)

    23.2          Consent of Ham, Langston & Brezina,
                  Independent Public Accountants                 (1)

    23.3          Consent of Withey Addison, LLP
                  Independent Public Accountants                (1)

     31           Certificate of the Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002                               *

     32           Certificate of the Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002                               *

(1) Filed as Exhibits 4.3, 5.1, 23.1, 23.2 and 23.3 to the registration statement on Form S-8 filed on January 16, 2004, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

     The Company did not file any reports of Form 8-K during the quarter for which this report if being filed.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CASCADE MOUNTAIN MINING COMPANY, INC.

DATED: May 24, 2004                 By: /s/ Wayne Daley
                                             ------------------------
                                            Wayne Daley
                                            Chief Executive Officer and
                                            Chief Financial Officer

EXHIBIT 31



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wayne Daley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cascade Mountain Mining Company, Inc.

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

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 24 2004


                          By: /s/ Wayne Daley
                              -------------------------------
                              Wayne Daley,
                              Chief Executive Officer and
                              Chief Financial Officer

EXHIBIT 32



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002


I, Wayne Daley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cascade Mountain Mining Company, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Cascade Mountain Mining Company, Inc.

Date: May 24, 2004

                                   By: /s/ Wayne Daley
                                       -------------------------------
                                       Wayne Daley,
                                       Chief Executive Officer and
                                       Chief Financial Officer