Form 10QSB
period 2004-06-30
CASCADE MOUNTAIN MINING CO INC
filed 2004-08-16
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  June  30,  2004

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For  the  transition  period  from           to

               Commission  file  number  000-49756


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

                                 (206) 652-3280
                                 ---------------
                        (Registrant's telephone number)


                                      N/A
                                      ---
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2004, 300,000,000 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                   __________


                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                                  JUNE 30, 2004

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  June  30,
    2004  and  December  31,  2003                                            1

  Unaudited  Condensed  Statements  of  Operations  for  the
    three  months  and  six  months  ended  June  30,  2004  and
    2003,  and  for  the  period  from  inception,  December  17,
    2002,  to  June  30,  2004                                                2

  Unaudited  Condensed  Statements  of  Stockholders'  Deficit
    for  the  period  from  inception,  December  17,  2002,  to
    June  30,  2004                                                           3

  Unaudited  Condensed  Statements  of  Cash  Flows  for  the
    six  months  ended  June  30,  2004  and  2003,  and  for
    the  period  from  inception,  December  17,  2002,  to
    June  30,  2004                                                           4

Notes  to  Financial  Statements                                              5


                                     CASCADE MOUNTAIN MINING COMPANY, INC.
                                   (A CORPORATION IN THE EXPLORATION STAGE)
                                                 BALANCE SHEET
                                      JUNE 30, 2004 AND DECEMBER 31, 2003
                                                   __________


                                                                    JUNE 30,         DECEMBER 31,
                                                                      2004              2003
     ASSETS                                                        (UNAUDITED)         (NOTE)
     ------                                                        -----------       ------------
Cash and cash equivalents                                          $        -        $  43,196
                                                                   ------------      ---------

  Total current assets                                                      -           43,196

Equipment, net                                                             4,354         4,936
                                                                   --------------  -----------

      Total assets                                                 $       4,354     $  48,132
                                                                  ==============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------

Notes payable                                                      $     200,000   $   200,000
Book overdraft                                                               746          -
Accrued liabilities                                                       47,099        19,934
Payable to stockholder                                                   238,930       195,950
                                                                   --------------  -----------

    Total current liabilities                                            486,775       415,884
                                                                   --------------  -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 207,489,416 and 157,489,416 shares
    issued and outstanding at June 30, 2004 and
    December 31, 2003, respectively                                      207,489       157,489
  Additional paid-in capital                                           1,250,152       800,152
  Losses accumulated during the exploration stage                     (1,940,062)   (1,325,393)
                                                                   --------------  ------------

    Total stockholders' deficit                                         (482,421)     (367,752)
                                                                   --------------  ------------

      Total liabilities and stockholders' deficit                  $       4,354   $    48,132
                                                                   ==============  ============




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



                           The accompanying notes are an integral part of
                          these unaudited condensed financial statements.
                                          -1-


                                     CASCADE  MOUNTAIN  MINING  COMPANY,  INC.
                                   (A  CORPORATION  IN  THE  EXPLORATION  STAGE)
                                  UNAUDITED  CONDENSED  STATEMENT  OF  OPERATIONS
             For  the  three  months  and  six  months  ended  June  30,  2004  and  2003,  and  for the period from inception, December 17, 2002, to June 30, 2004
                                                     __________



                                         THREE MONTHS ENDED                   SIX MONTHS ENDED        INCEPTION TO
                                         --------------------                ------------------
                                    JUNE 30,             JUNE 30,          JUNE 30,       JUNE 30,       JUNE 30,
                                      2004                 2003              2004           2003           2004
                              --------------------  ------------------  --------------  -------------  ------------
General and administrative
  expense                     $            42,334   $          76,329   $     602,853   $    123,475   $ 1,779,512
Cost of recapitalization                        -             129,300               -        129,300       129,300
Interest expense                            5,722               5,064          11,816          7,943        31,250
                              --------------------  ------------------  --------------  -------------  ------------

Net loss                      $           (48,056)  $        (210,693)  $    (614,669)  $   (260,718)  $(1,940,062)
                              ====================  ==================  ==============  =============  ============

Basic and dilutive net loss
  per common share            $             (0.00)  $           (0.00)  $       (0.00)  $      (0.00)
                              ====================  ==================  ==============  =============

Weighted average common
  shares outstanding (basic
  and dilutive)                       207,489,416         130,000,020     199,989,416    130,000,020
                              ====================  ==================  ==============  =============

                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                                CASCADE  MOUNTAIN  MINING  COMPANY,  INC.
                              (A  CORPORATION  IN  THE  EXPLORATION  STAGE)
               UNAUDITED  CONDENSED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
          for  the  period  from  inception,  December  17,  2002,  to  June  30,  2004
                                             __________



                                                                               LOSSES
                                                                             ACCUMULATED
                                                                ADDITIONAL   DURING THE
                                         COMMON STOCK            PAID-IN     EXPLORATION
                                     SHARES         AMOUNT       CAPITAL        STAGE         TOTAL
                                  -------------  ------------  ------------  ------------  ------------

Balance at December 17, 2002              -   $         -   $          -  $         -   $         -

Common stock issued to founders        700,000           700           -            -              700

Net loss                                  -             -              -         (13,444)      (13,444)
                                  -------------  ------------  ------------  ------------  ------------

Balance at December 31, 2002           700,000           700           -         (13,444)      (12,744)

Effect of recapitalization:
  Shares issued                      2,266,667         2,267           -            -            2,267
  Cancellation of shares              (800,000)         (800)          -            -             (800)
  Effect of 60 to 1 forward
    stock split                    127,833,353       127,833           -            -          127,833

Common stock issued for services    27,489,396        27,489        800,152         -          827,641

Net loss                                  -             -              -      (1,311,949)   (1,311,949)
                                  -------------  ------------  ------------  ------------  ------------

Balance at December 31, 2003       157,489,416       157,489        800,152   (1,325,393)     (367,752)

Common stock issued as compen-
  sation for services               50,000,000        50,000        450,000         -          500,000

Net loss                                  -             -              -        (614,669)     (614,669)
                                  -------------  ------------  ------------  ------------  ------------

Balance at June 30, 2004           207,489,416   $   207,489   $  1,250,152  $(1,940,062)  $  (482,421)
                                  =============  ============  ============  ============  ============



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                           CASCADE MOUNTAIN MINING COMPANY, INC.
                         (A CORPORATION IN THE EXPLORATION STAGE)
                       UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2004 and 2003, and for
              the period from inception, December 17, 2002, to June 30, 2004
                                         __________




                                                  SIX MONTHS    SIX MONTHS
                                                    ENDED         ENDED       INCEPTION TO
                                                   JUNE 30,      JUNE 30,       JUNE 30,
                                                     2004          2003           2004
                                                 ------------  ------------  --------------
Cash flows from operating activities:
  Net loss                                       $  (614,669)  $  (260,718)  $  (1,940,062)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                 582           382           1,528
    Cost of recapitalization                            -          129,300         129,300
    Common stock issued for services                 500,000          -          1,328,341
    Increase (decrease) in accrued liabilities        27,165         7,943          47,099
                                                 ------------  ------------  --------------

      Net cash used in operating activities          (86,922)     (123,093)       (433,794)
                                                 ------------  ------------  --------------

Cash flows from investing activities:
  Capital expenditures                                  -             -             (5,882)
                                                 ------------  ------------  --------------

      Net cash used in investing activities             -             -             (5,882)
                                                 ------------  ------------  --------------

Cash flows from financing activities:
  Increase in book overdraft                             746          -                746
  Proceeds from notes payable                           -          179,300         200,000
  Increase (decrease) in payable to stockholder       42,980       (56,207)        238,930
                                                 ------------  ------------  --------------

      Net cash provided by financing activities       43,726       123,093         439,676
                                                 ------------  ------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                        (43,196)         -               -

Cash and cash equivalents, beginning of period        43,196          -               -
                                                 ------------  ------------  --------------

Cash and cash equivalents, end of period         $      -   $         -   $           -
                                                 ============  ============  ==============


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

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


2.     DESCRIPTION  OF  BUSINESS
       -------------------------

Cascade Mountain Mining Company, Inc. (the "Company") was incorporated on December 17, 2002 in the state of Nevada to exploit mining opportunities on Federal lands that have developed over the past several years. During 2003 the Company purchased 31 staked claims, all in the state of Washington, which are claims with reserves that were previously mined and that the Company believes can be further exploited. The Company's business plan is based on management's position that current mining technology will allow for the economic recovery of gold and copper deposits not deemed to be economically viable at the time the claims were initially mined. The Company is an exploration stage enterprise because it has not yet commenced, nor raised revenue from commercial operations. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.


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



                                    Continued
                                      -5-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


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


4.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the six months ended June 30, 2004, the Company reported net losses of $(614,669). At June 30, 2004 the Company had losses accumulated during the exploration stage of $(1,940,062). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


5.     PAYABLE  TO  OFFICER/STOCKHOLDER
       --------------------------------

During the six months ended June 30, 2004 certain cash transactions were paid and additional advances made directly by the president/major stockholder of the Company. The payable to stockholder at June 30, 2004 of $238,930 is non-interest bearing, uncollateralized and due on demand.



                                    Continued
                                       -6-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________

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

Effective January 28, 2004, the Company entered into consulting agreements with five separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for these services, the Company issued 50,000,000 shares of its common stock as per its 2003 Stock Option Plan. The value of this common stock was based on its fair value at the date of the agreement, which was $500,000. Accordingly, this value of $500,000 is included as an expense in the accompanying statement of operations for the six months ended June 30, 2004.

8.     SUBSEQUENT  EVENT

On July 15, 2004, two officers/stockholders of the Company received 85,000,000 restricted shares and 7,510,584 restricted shares respectively for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as approximately $438,930 of shareholder loans.

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

     The Company has not generated any revenues and is considered an exploration stage company. To date the Company has focused its efforts on start-up activities, maintenance of its corporate status, exploration and capital raising activities.

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

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

     The Company had no revenues during the three months ended June 30, 2004 or 2003.

     During the three months ended June 30, 2004 the Company incurred a net loss of $48,056, composed mainly of $42,334 of general and administrative expenses, as compared to a net loss of $210,693 for the three months ended June 30, 2003.

     The Company had a net loss of $0.00 per share for the three months ended June 30, 2004, as well as for the three months ended June 30, 2003. The Company Had an accumulated deficit of $(1,940,062) as of June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     The Company had no revenues during the six months ended June 30, 2004 or 2003.

     During the six months ended June 30, 2004 the Company incurred a net loss of $614,669, composed mainly of $602,853 of general and administrative expenses, as compared to a net loss of $260,718 for the six months ended June 30, 2003.

     The Company had a net loss of $0.00 per share for the six months ended June 30, 2004, as well as for the six months ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2004, the Company had cash and cash equivalents of $0.0, And equipment of $4,354. As of June 30, 2004, the Company had total current liabilities of $486,775, consisting of $200,000 of notes payable, $47,099 of accrued liabilities, $238,930 payable to stockholders, and $746 of book overdraft. As of June 30, 2004, the Company had negative working capital of $482,421.

     For the six months ended June 30, 2004, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations.

     The Company is taking steps in an attempt to raise equity capital or to borrow additional funds.

     There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The opinion of our independent accounting firm for the year ended December 31, 2003, expressed substantial doubt as to our ability to continue as a going concern. We have been in discussions regarding possible merger and acquisition transactions, but there can be no assurance that a transaction will be finalized. In the event a merger or acquisition is completed, it will likely result in significant dilution to current stockholders.

SUBSEQUENT  EVENT

     On July 15, 2004, two officers/stockholders received 85,000,000 restricted shares and 7,510,584 restricted shares respectively for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as approximately $438,930 of shareholder loans.

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

     Since our inception, we have generated no revenue and have been dependent on debt and equity infusions from founding stockholders and officers to sustain our operations. There can be no assurances that we can raise adequate cash to continue funding our operations or that we can attain profitability. Our long-term viability is dependent on our ability to obtain adequate sources of funding to implement our business plan, as well as our ability to achieve adequate profitability and positive cash flows to sustain our operations.

     Additionally, Ham, Langston & Brezina, LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on the operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 4 of the notes to our interim financial statements.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c) On July 15, 2004, Wayne Daley and Michael Skopos, received 85,000,000 restricted shares and 7,510,584 restricted shares, respectively for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as approximately $401,930 of shareholder loans. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

DATED:  August  16,  2004                 By:  /s/  Wayne  Daley
                                               ------------------------
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

Date:  August  16,  2004


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


I, Wayne Daley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cascade Mountain Mining Company, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Cascade Mountain Mining Company, Inc.

Date:  August  16,  2004

                                   By:  /s/  Wayne  Daley
                                        -------------------------------
                                        Wayne  Daley,
                                        Chief  Executive  Officer  and
                                        Chief  Financial  Officer