Form 10QSB
period 2004-09-30
CASCADE MOUNTAIN MINING CO INC
filed 2004-11-22
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    ------------

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


              200 HANNOVER PARK ROAD, SUITE 120, ATLANTA, GA 30350
              ----------------------------------------------------
                    (Address of principal executive offices)


                                  (770)650-1733
                                  -------------
                         (Registrant's telephone number)


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

As of November 22, 2004, 300,000,000 shares of the Company's common stock, par value $.001 ("Common Stock"), were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                   ----------

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                               SEPTEMBER 30, 2004

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                TABLE OF CONTENTS
                                   ----------

                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  September  30,
    2004  and  December  31,  2003                                             1

  Unaudited  Condensed  Statements  of  Operations  for  the
    three  months  and  nine  months  ended  September  30,  2004 and  2003,  and  for  the  period  from  inception,  December
    17,  2002,  to  September  30,  2004                                       2

  Unaudited  Condensed  Statements  of  Stockholders'  Deficit
    for  the  period  from  inception,  December  17,  2002,  to
    September  30,  2004                                                       3

  Unaudited  Condensed  Statements  of  Cash  Flows  for  the
    nine  months  ended  September  30,  2004  and  2003,  and  for the  period  from  inception,  December  17,  2002,  to
    September  30,  2004                                                       4

Notes  to  Financial  Statements                                               5


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                                  BALANCE SHEET
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   ----------

                                                         SEPTEMBER    DECEMBER 31,
                                                         30, 2004        2003
     ASSETS                                             (UNAUDITED)     (NOTE)
     ------                                           ------------   -----------
Cash and cash equivalents                             $     2,602   $    43,196
                                                      ------------  ------------

  Total current assets                                      2,602        43,196

Equipment, net                                                  -         4,936
                                                      ------------  ------------

      Total assets                                    $     2,602   $    48,132
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------

Notes payable                                         $         -   $   200,000
Book overdraft                                                  -             -
Accrued liabilities                                         8,270        19,934
Payable to stockholder                                          -       195,950
                                                      ------------  ------------

    Total current liabilities                               8,270       415,884
                                                      ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 300,000,000 and 157,489,416 shares
    issued and outstanding at September 30, 2004 and
    December 31, 2003, respectively                       300,000       157,489
  Additional paid-in capital                            1,647,611       800,152
  Losses accumulated during the exploration stage      (1,953,279)   (1,325,393)
                                                      ------------  ------------

    Total stockholders' deficit                            (5,668)     (367,752)
                                                      ------------  ------------

      Total liabilities and stockholders' deficit     $     2,602   $    48,132
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

                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.
                                       -1-


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND FOR
      THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2004
                                   ----------

                                    THREE MONTHS ENDED            NINE MONTHS ENDED       INCEPTION TO
                              ----------------------------  ----------------------------
                                SEPTEMBER      SEPTEMBER      SEPTEMBER      SEPTEMBER      SEPTEMBER
                                30, 2004       30, 2003       30, 2004       30, 2003       30, 2004
                              -------------  -------------  -------------  -------------  ------------
General and administrative
  expense                     $     13,217   $    933,171   $    616,070   $  1,056,646   $ 1,792,729
Cost of recapitalization                 -              -              -        129,300       129,300
Interest expense                         -          5,564         11,816         13,507        31,250
                              -------------  -------------  -------------  -------------  ------------

Net loss                      $    (13,217)  $   (938,735)  $   (627,886)  $ (1,199,453)  $(1,953,279)
                              =============  =============  =============  =============  ============

Basic and dilutive net loss
  per common share            $      (0.00)  $      (0.01)  $      (0.00)  $      (0.01)
                              =============  =============  =============  =============

Weighted average common
  shares outstanding (basic
  and dilutive)                284,581,569    130,000,020    228,186,800    130,000,020
                              =============  =============  =============  =============


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.
                                       -2-


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
        UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2004
                                   ----------

                                                                         LOSSES
                                                                         ACCUMULATED
                                                            ADDITIONAL   DURING THE
                                          COMMON STOCK       PAID-IN     EXPLORATION
                                      SHARES      AMOUNT     CAPITAL       STAGE         TOTAL
                                  ------------  ---------  ----------  ------------  ------------
Balance at December 17, 2002                -   $      -   $        -  $         -   $         -

Common stock issued to founders       700,000        700            -            -           700

Net loss                                    -          -            -      (13,444)      (13,444)
                                  ------------  ---------  ----------  ------------  ------------

Balance at December 31, 2002          700,000        700            -      (13,444)      (12,744)

Effect of recapitalization:
  Shares issued                     2,266,667      2,267            -            -         2,267
  Cancellation of shares             (800,000)      (800)           -            -          (800)
  Effect of 60 to 1 forward
    stock split                   127,833,353    127,833            -            -       127,833

Common stock issued for services   27,489,396     27,489      800,152            -       827,641

Net loss                                    -          -            -   (1,311,949)   (1,311,949)
                                  ------------  ---------  ----------  ------------  ------------

Balance at December 31, 2003      157,489,416    157,489      800,152   (1,325,393)     (367,752)

Common stock issued as compen-
  sation for services              50,000,000     50,000      450,000            -       500,000

Common stock issued as
  settlement of debt               92,510,584     92,511      397,459            -       489,970

Net loss                                    -          -            -     (627,886)     (627,886)
                                  ------------  ---------  ----------  ------------  ------------

Balance at September 30, 2004     300,000,000   $300,000   $1,647,611  $(1,953,279)  $    (5,668)
                                  ============  =========  ==========  ============  ============


                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND FOR
      THE PERIOD FROM INCEPTION, DECEMBER 17, 2002, TO SEPTEMBER 30, 2004
                                   ----------

                                                   NINE MONTHS   NINE MONTHS
                                                      ENDED        ENDED     INCEPTION  TO
                                                    SEPTEMBER    SEPTEMBER     SEPTEMBER
                                                    30, 2004     30, 2003      30, 2004
                                                   ----------  ------------  ------------
Cash flows from operating activities:
  Net loss                                         $(627,886)  $(1,199,453)  $(1,953,279)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                 582           656         1,578
    Cost of recapitalization                               -       129,300       129,300
    Common stock issued for services                 500,000       828,341     1,328,341
    Increase (decrease) in operating assets/
      liabilities                                     (7,310)       25,619         8,270
                                                   ----------  ------------  ------------

      Net cash used in operating activities         (134,614)     (215,537)     (485,840)
                                                   ----------  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                     -        (1,999)       (5,882)
                                                   ----------  ------------  ------------

      Net cash used in investing activities                -        (1,999)       (5,882)
                                                   ----------  ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable                              -       200,000       200,000
  Increase (decrease) payable to stockholder          94,020        23,972       294,324
                                                   ----------  ------------  ------------

      Net cash provided by financing activities       94,020       223,972       494,324
                                                   ----------  ------------  ------------

Net increase (decrease) in cash and cash
  equivalents                                        (40,594)        6,436         2,602

Cash and cash equivalents, beginning of period        43,196             -             -
                                                   ----------  ------------  ------------

Cash and cash equivalents, end of period           $   2,602   $     6,436   $     2,602
                                                   ==========  ============  ============

Supplemental disclosure of cash flow information:

  Interest paid                                    $       -   $         -   $         -
                                                   ==========  ============  ============

  Income taxes paid                                $       -   $         -   $         -
                                                   ==========  ============  ============

Non-cash investing and financing activities:

    Issuance of common stock as repayment of
      debt                                         $ 489,970   $         -   $   489,970
                                                   ----------  ============  ============
    Disbursement of fixed assets as partial
      repayment of debt                            $   4,354   $         -   $     4,354
                                                   ==========  ============  ============


                 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                       -4-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

                                    Continued
                                       -5-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

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

4.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception the Company has generated no revenue and has been dependent on debt and equity infusions from founding stockholders and officers to sustain its operations. As shown in the accompanying financial statements, for the nine months ended September 30, 2004, the Company reported net losses of $(627,886). At September 30, 2004 the Company had losses accumulated during the exploration stage of $(1,953,279). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

5.     PAYABLE  TO  STOCKHOLDER
       ------------------------

     During the nine months ended September 30, 2004 certain cash transactions were paid and additional advances made directly by the president/major stockholder of the Company. As of September 30, 2004 the payable to stockholder was repaid in full. See Note 8.

                                    Continued
                                       -6-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

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

     Effective January 28, 2004, the Company entered into consulting agreements with five separate individuals whereby the consultants are to assist the Company with its start-up activities and the execution of its business plan. As payment for these services, the Company issued 50,000,000 shares of its common stock as per its 2003 Stock Option Plan. The value of this common stock was based on its fair value at the date of the agreement, which was $500,000. Accordingly, this value of $500,000 is included as an expense in the accompanying statement of operations for the nine months ended September 30, 2004.

                                    Continued
                                       -7-

                      CASCADE MOUNTAIN MINING COMPANY, INC.
                    (A CORPORATION IN THE EXPLORATION STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

8.   COMMON  STOCK  TRANSACTIONS
     ---------------------------

     On July 15, 2004, certain officers/directors of the Company received 92,510,584 restricted shares of the Company's common stock in exchange for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as $489,970 of shareholder loans.

                                    Continued
                                       -8-

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

     In July 2004, the former Chief Executive Officer of Cascade Mountain Mining Company, Inc. (the "Company"), Wayne Daley, and the Company's Former Director, Michael Skopos, entered into a general release and settlement agreement with the Company ("Settlement Agreement"). The Company agreed to issue 85,000,000 shares of the Company's common stock ("Common Stock") to Mr. Daley and 7,510,584 shares of Common Stock to Mr. Skopos in consideration for releasing the Company from all claims including options, warrants and those arising from their employment agreements, as well as approximately $401,930 of shareholder loans. In addition, the Company expects to transfer all of the stock of its wholly-owned subsidiary to Mr. Daley in the near future at which time the Company's mining business will be discontinued.

     In August 2004, Mr. Daley and Mr. Skopos entered into a stock purchase agreement ("SP Agreement") with Dojo Enterprises, LLC. ("Dojo"), a Nevada Limited Liability Company, beneficially owned by Ari Kaplan. Under the SP Agreement, the Company's former Chief Executive Officer, Wayne Daley, and former Director, Michael Skopos, agreed to transfer all shares of Common Stock, held by them (162,510,604) to Dojo. Additionally, under the SP Agreement, Mr. Daley and Mr. Skopos assumed all liabilities of the Company.

     On August 31 2004, Michael Skopos resigned from his position as a Director of the Company. On August 31, 2004, Wayne Daley, the Company's Chief Executive Officer, Treasurer, Secretary, and Director resigned from his positions with the Company and appointed Ari Kaplan to take his place, as the Company's Chief Executive Officer and Director. On September 1, 2004, Mr. Kaplan resigned from his position as the Company's Chief Executive Officer and appointed Marc Ebersole as the Company's Chief Executive Officer to take his place. At the same time, Mr. Ebersole was appointed as a Director of the Company joining Mr. Kaplan on the Board.

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

     The Company has not generated any revenues and is considered an exploration stage company. To date, the Company has focused its efforts on start-up activities, maintenance of its corporate status, exploration and capital raising activities.

PLAN  OF  OPERATION

     The Company believes that it can satisfy its cash requirements for the next twelve months through borrowings from its principal shareholder, of which there is currently no commitment. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no other commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     Assuming the Company raises additional capital, of which there can be no assurances, it expects to seek to acquire an operating company. During the next twelve months there are no expected purchases or sales of plant and significant equipment and there are no expected changes in the number of employees.

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had no revenues during the three months ended September 30, 2004 or 2003.

     During the three months ended September 30, 2004, the Company incurred a net loss of $13,217, composed of $13,217 of general and administrative expenses, as compared to a net loss of $938,755 for the three months ended September 30, 2003.

     The Company had a net loss of $0.00 per share for the three months ended September 30, 2004, as compared to $0.01 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had no revenues during the nine months ended September 30, 2004 or 2003.

     During the nine months ended September 30, 2004, the Company incurred a net loss of $627,886, composed of $616,070 of general and administrative expenses and $11,816 of interest expense, as compared to a net loss of $1,199,453 for the nine months ended September 30, 2003.

     The Company had a net loss of $0.00 per share for the six months ended September 30, 2004, and a net loss of $0.01 for the nine months ended
September  30,  2003.

LIQUIDITY AND  CAPITAL  RESOURCES

     As of September 30, 2004, the Company had total assets of $2,602, which consisted of cash and cash equivalents of $2,602 which was its only current asset, and equipment of $0. As of September 30, 2004, the Company had total current liabilities of $8,270, consisting of $8,270 of accrued liabilities. As of September 30, 2004, the Company had negative working capital of $5,668.

     For the nine months ended September 30, 2004, the Company had $134,614 net cash used in operating activities, consisting of a net loss of $627,886, $582 from depreciation expenses, $500,000 from common stock issued for services, and a $7,310 decrease in operating assets. As a result, the Company requires additional working capital to develop its business until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations.

     For the nine months ended September 30, 2004, the Company had $0 in cash flows from investing activities and $94,020 in cash flows provided by financing activities, consisting of a $94,020 increase in payable to stockholders. The Company had a $40,594 decrease in cash and cash equivalents for the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, certain cash transactions were paid and additional advances made directly by the Company's former president/major shareholder. As of September 30, 2004, the payable to the former president/major shareholder was repaid in full as a result of the SP Agreement, discussed above, whereby certain officers and directors of the Company received 92,510,584 restricted shares of the Company's Common Stock in exchange for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as $489,970 of shareholder loans.

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

RISK  FACTORS

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. The Company is taking steps in an attempt to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues (if any), financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding, other than limited amounts from the Company's majority shareholder which will be used to maintain the Company until an acquisition can be completed. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.


     Reliance on Key Management. The success of the Company depends upon the personal efforts and abilities of Marc Ebersole, the Company's Chief Executive Officer and Director, and Ari Kaplan, the Company's Director as well as various consultants on which the Company heavily relies. If Mr. Ebersole or Mr. Kaplan were to leave us, or the Company was unable to continue to obtain the services of suitable consultants, it could have a material adverse effect on the Company's business and operations.

     Risks Associated With the Company's Change in Control. As a result of the SP Agreement a change in control of the Company occurred. The Company's new management may choose to change the direction of the Company, abandon the Company's current business plan, merge with or acquire additional companies, or a combination of the above. Additionally, in connection with the above, or for other reasons the new management may choose to issue additional shares of Common Stock, which will cause immediate and substantial dilution to then shareholders in the Company. Investors should keep in mind that the description of the Company's business, risk factors, and financial statements are for the Company's current business plan and do not reflect any changes which may occur in the future.

     Since our inception, we have generated no revenue and have been dependent on debt and equity infusions from our founding stockholders and officers to sustain our operations. There can be no assurances that we can raise adequate cash to continue funding our operations or that we can attain profitability. Our long-term viability is dependent on our ability to obtain adequate sources of funding to implement our business plan, as well as our ability to achieve adequate profitability and positive cash flows to sustain our operations.

     Going Concern. Ham, Langston & Brezina, LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on the operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 4 of the notes to our interim financial statements.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Mine Exploration Costs. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (c) In July 2004, Wayne Daley and Michael Skopos, were issued 85,000,000 restricted shares of Common Stock and 7,510,584 restricted shares of Common Stock, respectively for releasing the Company from all claims, including options, warrants and those arising from their employment agreements, as well as approximately $401,930 of shareholder loans. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     In July 2004, the former Chief Executive Officer of the Company, Wayne Daley, and the Company's Former Director, Michael Skopos, entered into a Settlement Agreement. The Company agreed to issue 85,000,000 shares of the Company's Common Stock to Mr. Daley and 7,510,584 shares of Common Stock to Mr. Skopos in consideration for releasing the Company from all claims including options, warrants and those arising from their employment agreements, as well as approximately $401,930 of shareholder loans.

     In August 2004, the Company's former Chief Executive Officer, Wayne Daley, and Former Director, Michael Skopos entered into a stock purchase agreement ("SP Agreement") with Dojo Enterprises, LLC. ("Dojo"), a Nevada Limited Liability Company. Under the SP Agreement, Mr. Daley and Mr. Skopos agreed to transfer all shares of Common Stock held by them to Dojo for cash. Additionally, under the SP Agreement, Mr. Daley and Mr. Skopos assumed all liabilities of the Company.


CHANGE IN CONTROL

As a result of the SP Agreement with Wayne Daley, the Company's former Chief Executive Officer and Director and Michael Skopos, a former Director of the Company, the following individuals will exercise control over the Registrant:


   Name                  No. of shares             Percentage(1)
----------             -----------------           -------------
Dojo Enterprises, LLC(2)   162,510,604                    54.2%
Ari Kaplan(2)              162,510,604                    54.2%

(1)  Using  300,000,000  shares  as  of  November 22,  2004.
(2) The beneficial owner of Dojo Enterprises, LLC, is Ari Kaplan, a Director of the Company.


CHANGES  IN  OFFICERS  AND  DIRECTORS  OF  THE  COMPANY

     On August 31, 2004, Michael Skopos, resigned from his position as a Director of the Company.

     On August 31, 2004, Wayne Daley, the Company's Chief Executive Officer, Treasurer, Secretary, and Director resigned from his positions with the Company.

     On August 31, 2004, Ari Kaplan was appointed to fill the vacancy left by Mr. Daley, as the Company's Chief Executive Officer and Director.

      On September 1, 2004, Mr. Kaplan resigned from his position as the Company's Chief Executive Officer, and appointed Marc Ebersole as the Company's Chief Executive Officer and as a Director.

                             OFFICERS AND DIRECTORS

     The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

NAME                     AGE                POSITION
----                    ----                --------
Marc Ebersole             46          Chief Executive Officer,
                                      Treasurer, Secretary and
                                      Chairman of the Board of
                                      Directors

Ari Kaplan                32          Director

MARC  EBERSOLE,  Chief  Executive  Officer  and  Director

     Marc Ebersole has served as Chief Executive Officer of the Company since September 1, 2004. Mr. Ebersole has served as the Chief Executive Officer of B & H Parking ("B&H) in Atlanta Georgia since 1988. Previous to serving as the CEO of B&H, Mr. Ebersole served as the General Manager of B&H from 1984 to 1987. Previous to that, Mr. Ebersole worked as a Valet with B&H from 1980 to 1983.

ARI KAPLAN, Director

     Ari Kaplan has served as a Director of the Company since August 31, 2004 and served as the Company's Chief Executive Officer between August 31, 2004 and September 1, 2004. Mr. Kaplan has served as the Chief Executive Officer of
Palisades Holding, LLC, a California credit services organization, since November 2002. Previous to that, Mr. Kaplan was employed as the Controller of Techspace, Inc., a technology and real estate services company, from July 1999 to November 2002. From December 1998 to July 1999, Mr. Kaplan was employed as a senior accountant at David Berdon & Co., a certified public accounting firm. From January 1997 to December 1998, Mr. Kaplan was employed as a staff accountant at Nugent & Heaussler CPA's, P.C., a certified public accounting firm. Mr. Kaplan received a bachelors degree from the State University of New
York, New Paltz, in accounting in 1996. Mr. Kaplan is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     31.1*               Certificate of the Chief Executive
                         Officer and Chief Financial Officer
                         pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002

     32.1*               Certificate of the Chief Executive
                         Officer and Chief Financial Officer
                         pursuant to Section 906 of the Sarbanes-
                         Oxley Act of 2002

* Filed Herein.

b)     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASCADE MOUNTAIN MINING COMPANY, INC.

DATED: November 22, 2004                 By: /s/ Marc Ebersole
                                          ------------------------
                                             Marc Ebersole
                                             Chief Executive Officer and
                                             Chief Financial Officer