Form 10KSB
period 2004-12-31
National Parking Systems, Inc.
filed 2005-05-03
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                   -----------    -------------

                        Commission file number 000-49933

                         NATIONAL PARKING SYSTEMS, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    95-4886472
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

              200 HANNOVER PARK ROAD, SUITE 120, ATLANTA, GA 30350
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 650-1733
                         -------------------------------
                         (Registrant's telephone number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $317,595.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 1, 2005, was approximately $26,775,033.

     As of April 1, 2005, the issuer had 40,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 3,000,000 shares of Common Stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," below, under Item 1, "Description of Business").

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         NATIONAL PARKING SYSTEMS, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.             Description of Business                                3

    Item 2.             Description of Property                               10

    Item 3.             Legal Proceedings                                     11

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                      11


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                   11

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                     12

    Item 7.             Financial Statements                                  18

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                            19

    Item 8A.            Controls and Procedures                               20


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                     20

    Item 10.            Executive Compensation                                22

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                               22

    Item 12.            Certain Relationships and Related
                        Transactions                                          23

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                                        23

                        (b)   Reports on Form 8-K                             24

    Item 14.            Principal Accountant Fees and Services                25

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of National Parking Systems, Inc. ("National Parking", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

BUSINESS DEVELOPMENT

     National Parking Systems, Inc. (the "Company") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. on June 17, 2003, in connection with a Certificate of Amendment to the Company's Articles of Incorporation. The Certificate of Amendment also affect a 60:1 forward stock split, which became effective on June 24, 2003.

     In July 2004, the former Chief Executive Officer of the Company, Wayne Daley, and the Company's Former Director, Michael Skopos, entered into a general release and settlement agreement with the Company ("Settlement Agreement"). The Company agreed to issue 21,250 post reverse split shares of the Company's common stock ("Common Stock") to Mr. Daley and 1,878 post reverse split shares of Common Stock to Mr. Skopos in consideration for releasing the Company from all claims including options, warrants and those arising from their employment agreements, as well as approximately $200,000 of notes payable and $201,930 of shareholder loans. The $200,000 in notes payable were liabilities which belonged to the Company's former wholly-owned subsidiary. The Company has received an executed release for liability for $100,000 of these notes and although the Company has been unable to ascertain whether the remaining $100,000 in notes payable was validly assigned, as the remaining note was an obligation of the wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with the note. In addition, the Company transferred all of the stock of its former wholly-owned subsidiary, Cascade Mountain Mining Corp., to Mr. Daley.

     In August 2004, Mr. Daley and Mr. Skopos entered into a stock purchase agreement ("SP Agreement") with Dojo Enterprises, LLC. ("Dojo"), a Nevada Limited Liability Company, beneficially owned by Ari Kaplan, the former Chief Executive Officer and Director of the Company. Under the SP Agreement, the Company's former Chief Executive Officer, Wayne Daley, and the Company's former Director, Michael Skopos, agreed to transfer all shares of Common Stock, held by them (40,628 post reverse split shares) to Dojo. Additionally, under the SP Agreement, Mr. Daley and Mr. Skopos assumed all the liabilities of the Company.

     On August 31 2004, Michael Skopos resigned from his position as a Director of the Company. On August 31, 2004, Wayne Daley, the Company's Chief Executive Officer, Treasurer, Secretary, and Director resigned from his positions with the Company and appointed Ari Kaplan to take his place, as the Company's Chief Executive Officer and Director. On September 1, 2004, Mr. Kaplan resigned from his position as the Company's Chief Executive Officer and appointed Marc Ebersole as the Company's Chief Executive Officer to take his place. At the same time, Mr. Ebersole was appointed as a Director of the Company joining Mr. Kaplan on the Board. On January 14, 2005, Mr. Kaplan resigned as a Director of the Company.

     The Company filed a Certificate of Amendment ("Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective January 7, 2005. The Amendment affected a name change of the Company to "National Parking Systems, Inc.", affected a 1:4,000 reverse stock split, re-authorized 300,000,000 shares of common stock, par value $.001 per share, and re-authorized 10,000,000 shares of preferred stock, par value $.001 per share.

     The board of directors of the Company is granted the power to authorize by resolution, duly adopted from time to time, the issuance of any or all of the preferred stock in any number of classes or series within such classes and to set all terms of such preferred stock of any class or series, including, without limitation, its powers, preferences, rights, privileges, qualifications, restrictions and/or limitations. The powers, preferences, rights, privileges, qualifications, restrictions and limitations of each class or series of the preferred stock, if any, may differ from those of any and all other classes or other series at any time outstanding. Any shares of any one series of preferred stock shall be identical in all respects with all other shares of such series, except that shares of any one series issued at different times may differ as to the dates from which dividends thereof shall be cumulative.

     Unless otherwise stated, all share amounts in this Report on Form 10-KSB reflect the Company's 60:1 forward split effected on June 24, 2003, and the Company's 1:4,000 reverse split effected on January 7, 2005 (the "Stock Splits").

     The Amendment was approved by the Company's majority shareholder by a written consent to action without a meeting on December 31, 2004 ("Written Consent"). Notice of the Written Consent was given to the shareholders of the Company in an Information Statement mailed to the shareholders of the Company on or about December 8, 2004.

     On January 13, 2005, the Company, acquired 100% of the issued and outstanding shares of ABS Holding Company, Inc., a Nevada corporation ("ABS") and BH Holding Company, Inc., a Nevada corporation ("BH") in exchange for 40,350,000 restricted shares (the "Shares") of the Company's Common Stock, an aggregate of $86,750 in Junior Convertible Debentures ("Junior Debentures"), and the assumption of $335,000 of ABS's and BH's obligations under a Senior Secured Convertible Debenture (the "Senior Debenture") (collectively, the "Exchange"), in connection with a Stock Exchange Agreement, entered into between the Company, ABS, BH, The Morpheus Trust ("Morpheus"), Livingston Investments, Ltd. ("Livingston"), Burton Partners, LLC ("Burton"), Picasso, LLC ("Picasso"), and The Gateway Real Estate Investment Trust ("Gateway") (the "Exchange Agreement").

     In connection with the Exchange Agreement, the Company also entered into a Security Agreement providing that the Senior Debenture shall be secured by all of the assets of the Company ("Security Agreement").

     Pursuant to the Exchange, the Company's Chief Executive Officer, Marc Ebersole, who was the sole shareholder of the common stock of both ABS and BH prior to the Exchange, received 32,600,000 restricted shares of the Company's Common Stock in exchange for his common stock shares of ABS and BH. Mr. Ebersole subsequently transferred 1,100,000 of those restricted shares to two individuals, and 1,000,000 restricted shares to his niece, Christine Ebersole, who is also an employee of the Company. Additionally, Morpheus, Livingston, Burton, Picasso and Gateway (the "Preferred Stock Sellers") each exchanged their right to receive 1,000 preferred shares of ABS and 1,000 preferred shares of BH to the Company, for 1,550,000 restricted shares of the Company's Common Stock and a $17,350 Junior Debenture, for an aggregate of 7,750,000 shares and $86,750 in Junior Debentures.

JUNIOR  DEBENTURES
------------------

     In addition to the 1,550,000 restricted shares of the Company's Common Stock which each of the Preferred Stock Sellers received, each Preferred Stock Seller received a Junior Debenture in the amount of $17,350, for a total of $86,750. The Junior Debentures do not bear interest and are payable on January 31, 2010. Additionally, the Junior Debentures are convertible at the request of the holder, at the lesser of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.001. Each Junior Debenture has a provision limiting the Junior Debenture holder to not beneficially own more than 4.99% of the Company's outstanding Common Stock. However, in the event of an "event of default" under the Junior Debentures, the conversion price will be 50% of the conversion price then in effect, and if an event of default continues for Sixty (60) days, the 4.9% ownership limit will not apply.

     The main "events of default" under the Junior Debentures include: if the Company does not make the payment of the principal of the Junior Debenture when it becomes due, the Company does not issue the proper amount of shares, within seven business days of the Company's receipt of a valid notice of conversion, the Company defaults under any indebtedness or obligation where the amount is equal to at least $100,000, the Company's common stock is delisted from any securities exchange, or if the Company commences a voluntary petition under bankruptcy law. If an event of default occurs under the Junior Debenture, the Preferred Stock Seller may declare the remaining principal amount of the Junior Debenture immediately due and payable.

     Pursuant to each Junior Debenture, the Preferred Stock Sellers can currently each convert their $17,350 Junior Debenture into 17,350,000 shares of the Company's common stock, based on a conversion price of $0.001, provided however that under each Junior Debenture, no Preferred Stock Seller may hold more than 4.99% of the Company's outstanding common stock at one time.

SENIOR  DEBENTURE
-----------------

     In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently $335,000 has been advanced by Hyde pursuant to the Senior Debenture. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture is October 15, 2005. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

      The conversion rate of the Senior Debenture is the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.10. An event of default under the Senior Debenture occurs if, the Company does not make payment of the principal of the Senior Debenture when due and payable at maturity, the Company does not make a payment other than the total owed at maturity within five (5) days of the due date, the Company defaults under any indebtedness or obligation where the amount is equal to at least $100,000, or if the Company commences a voluntary petition under bankruptcy law, among others. Upon an event of default under the Senior Debenture, Hyde may declare the remaining amount of the principal, together with all accrued interest to be due and payable.

CONSULTING AGREEMENT

     On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London") for management consulting and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 21, 2007, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, London shall be paid a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month, issued 3,000,000 shares of the Company's common stock common stock, and given warrants to purchase up to 1,000,000 shares of the Company's common stock at $0.10 per share, ("Warrants") which vested immediately on January 5, 2005. Under the Consulting Agreement, the Company agreed that the shares issued to London shall be registered as soon as practicable under a Form S-8 or any other form of registration statement if Form S-8 is not available in the reasonable opinion of the Company's Board of Directors or counsel.

     Additionally, under the Consulting Agreement, London will receive a fee equal to ten percent (10%) of the aggregate consideration paid by the Company for any acquisition or sale of any business, corporation or division ("Consulting Fee"). The Consulting fee shall be paid to London in connection with stock purchase agreements, merger agreements, plans of reorganizations, asset purchase agreements and licensing agreements ("Transactions"), and shall be paid to London when the consideration for these agreements is actually paid by or received by the Company. The aggregate consideration paid by the Company shall include all cash and stock paid to the seller or sellers upon closing of the transaction in addition to any contingent payments to the seller or sellers, for the purposes of determining the Consulting Fee. Additionally, London shall be entitled to share in any fees or commissions payable to third parties in connection with any Transaction, and under the Consulting Agreement, the Company agreed to waive any conflict of interest that may arise due to the dual representation by London.

    Under the Consulting Agreement, the Company, with London's consent, may choose to issue London its Consulting Fee in restricted common stock or freely tradable registered common stock. Restricted common stock shall be issued to London in consideration for the Consulting fee at a rate equal to the lesser of
(i) Fifty percent (50%) of the market price of the Company's common stock on the day prior to the closing date of the Transaction, or (ii) $0.10 per share. Registered common stock, without restrictive legend shall be issued to London in consideration for the Consulting Fee at a rate equal to seventy percent (70%) of the market price of the Company's common stock on the day prior to the closing of the Transaction.

     Additionally, under the Consulting Agreement, the Company agreed to give London piggy back registration rights in the event the Company shall file a registration statement with the Securities and Exchange Commission.

     The Company may terminate the Consulting Agreement at any time for cause, if London engages in gross and willful misconduct that is materially and significantly injurious to the Company, and, after written notice of such conduct, London fails to cure such conduct within thirty (30) days. After giving notice to London, London will be entitled to a hearing in front of the Company's entire Board of Directors, whereby it will have the opportunity to hear the Board's reason for termination and be given a chance to rebut the changes against it. In the event the Company terminates the Consulting Agreement without cause, the Company shall be obligated to pay London liquidated damages in the amount of (a) $250,000 or (b) the greater of (i) 1,000,000 shares of common stock (subject to adjustment for any stock splits or combinations) which shall be registered with the Securities and Exchange Commission or (ii) the total value of all fees and other compensation paid or payable to London over the 12 months prior to the date given by the Company of its intended intent to terminate the relationship.

     In connection with the Consulting Agreement the Company signed an Indemnification Agreement, whereby it agreed to hold London, its affiliates, directors, officers, agents and employees, including any person which provides consulting or other services to the Company, from any losses, claims, damages, judgments, assessments, costs and other liabilities incurred in investigating, preparing, pursuing or defending any claim, action, proceeding or investigation in connection with the Transactions.

     In connection with the Consulting Agreement, the Company and London entered into a Warrant Agreement for 1,000,000 Warrants to purchase shares of the Company's common stock ("Warrant Agreement"). The Warrants granted to London vested immediately on January 5, 2005, and shall remain valid until January 5, 2009. Under the Warrant Agreement, London shall only be entitled to exercise its Warrants if after exercised, London will beneficially own shares representing no more than 4.99% of the Company's outstanding common stock, unless waived by the Company in writing. The Warrants are exercisable at a price of $0.10 per share. Additionally, London has cashless exercise rights pursuant to the Warrants, whereby it can exercise its rights under the Warrant Agreement by accepting less shares and without paying any cash to the Company. Additionally, the Company gave London piggyback registration rights in connection with the Warrants, which means if the Company decides to file a registration statement for its securities in the future, London can give notice to the Company and have any shares which it was issued pursuant to the Warrants included in any registration statement.

              DESCRIPTION OF THE COMPANY'S FORMER BUSINESSES FOCUS

     Prior to the Exchange, described above, the Company was engaged in mining and exploration activities, with the specific purpose to exploit mining opportunities on federal lands which had developed over the past several years. These opportunities started being developed in 1994 when the Clinton Administration made changes to the 1872 law regarding mining claims on federal lands. During 2003, the Company had purchased 31 staked claims, the Mazama Project. The claims were previously mined by other operators. The Company planned to attempt to recover gold and copper deposits which were not deemed to be economically viable at the time the claims were initially mined. In connection with the Settlement Agreement, described above, the Company transferred all of the stock of its wholly owned subsidiary, Cascade Mountain Mining Corp., to the Company's former Chief Executive Officer, Wayne Daley, and as a result, the Company no longer has any mining or exploration activities.

             DESCRIPTION OF THE COMPANY'S CURRENT BUSINESSES FOCUS
                            -------------------------

     Since the date of the Exchange, the Company's focus has been parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc. ("BH") and vehicle immobilization services which the Company operates though its wholly owned subsidiary ABS Holding Company, Inc. ("ABS"), described in greater detail below. Approximately seventy percent (70%) of the Company's revenues come from BH, with the remaining thirty percent (30%) coming from ABS.

                            BH HOLDING COMPANY, INC.
                            ------------------------

     BH, was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, of which approximately $14,583 remains unpaid, c) $30,000 in the form of a promissory note to Mr. Ebersole, which bears interest at 18% per year, and is payable in monthly installments of $900 for the first year, with the remaining balance, payable on December 1, 2005, of which approximately $19,000 currently remains unpaid, and d) 10,000 shares of BH common stock which were granted to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-KSB, references to BH include J&K).

     Under Mr. Pringle's Covenant Not to Compete, he agreed not to engage in, be employed in, or have any interest in any occupation or business similar to that of BH, within the Southeast United States, including Georgia, Alabama, Louisiana, Tennessee, Florida, South Carolina, North Carolina and any location where BH conduces valet parking, parking management and vehicle immobilization, for three (3) years from the date of the closing of the Covenant Not to Compete, which was November 2, 2004, in return for the $25,000 promissory note.

     BH currently operates in the Atlanta, Georgia, area, however, BH plans to expand its operations to other locations in the future, as part of its business plan.

     The bulk of BH's clients, approximately 90%, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately 22 locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

INSURANCE

     Currently, BH employees park approximately 25,000-30,000 cars a week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $875. BH's current insurance carries a $2,500 deductible per claim. Therefore, it has been BH's policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay almost all its claims itself.

EMPLOYEE  SCREENING

     Strangers trust BH employees with their cars and their belongings when they valet park with BH, because of this, BH takes precautions in who they hire to work as valets. BH screens potential employees by looking at their motor vehicle report, and will disqualify job candidates based on things like excessive speeding tickets and reckless driving charges.

                            ABS HOLDING COMPANY, INC.
                            -------------------------

     ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $86,111 remains to be paid as of the filing of this report.

     ABS owns approximately Twenty-Five (25) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent that vehicle from moving until the owner pays a fine, which is currently $50.00.

     ABS currently has contracts to provide booting services to three parking locations, one owned by Parking Company of America, one owned by Lanier Parking and one owned by Atlanta Loft Company. The Company had provided booting services to the Around Lenox shopping center; however, the Company has ceased providing services to Around Lenox as of January 30, 2005.

     When someone is illegally parked in one of ABS's client's parking lots, the client or another individual in charge of the client's parking lot will call ABS to provide booting services. ABS contracts with approximately six independent booters, who have permits granted by the Atlanta Police Dept. When ABS gets a call, they contact one of their booters who will then find the illegally parked vehicle and install a boot on one of the vehicle's tires. The vehicle owner must then pay $55.00 to get the boot removed from his vehicle. ABS receives the majority of that payment, with the independent contractor booters being paid a set amount by the Company, for each boot they attach.

COMPETITIVE  BUSINESS  CONDITIONS

     The valet parking and vehicle immobilization industries are highly competitive. Currently, BH is well diversified and has many clients, while ABS currently depends on three clients for its revenues. BH has approximately three competitors in the Atlanta, Georgia area.

COPYRIGHTS,  PATENTS,  TRADEMARKS  &  LICENSES

     Neither ABS nor BH have any copyrights, patents, trademarks, or other types of intellectual property. ABS does hold a license for booting services in the Atlanta, Georgia area.

NEED  FOR  GOVERNMENTAL  APPROVAL  AND  THE  EFFECTS  OF  REGULATIONS

     In connection with ABS's vehicle immobilization services, ABS must be licensed by the city of Atlanta, Georgia, to operate its booting operations. Additionally, the booters which the Company deals with must have permits issued by the Atlanta Police Department. In the past, the Company has not had any trouble obtaining its license to operate its booting services, which are valid for one year from the date of issuance.

RESEARCH  &  DEVELOPMENT  OVER  THE  PAST  TWO  YEARS

     The Company has spent no money on research and development over the past two years.

EMPLOYEES

     BH  currently  employs  two (2) full-time employees and approximately fifty
(50) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

     ABS currently employs two (2) individuals on a full-time basis and approximately four (4) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company currently rents approximately 1,530 square feet of office space at 200 Hannover Park Road, Suite 120, in Atlanta, Georgia, at a current monthly rental cost of $1,404.00. The Company's current lease began on April 1, 2004, and will expire on March 31, 2009. The Company paid rent of $1,350 per month from April 1, 2004 to March 30, 2004. The Company's rent will increase to $1,460.16 per month from April 1, 2006 to March 30, 2007, $1,518.57 from April 1, 2007 to March 30, 2008 and $1,579.31 from April 1, 2008 to March 30, 2009.

ITEM 3. LEGAL PROCEEDINGS

     Allstate filed a lawsuit in Fulton County, GA, against the Company, in December 2004, alleging property damage, which was settled by the Company in March 2005, for $4,900, to be paid by the Company at the rate of $150 per month.

     David Adams filed a lawsuit against the Company in February 2004, alleging $28,000 in damages caused to his car as a result of it being stolen from one of the lots that BH services. The court granted the Company's Motion for Summary Judgment in January 2005, and Adams subsequently filed an appeal which was dismissed by the court in January 2005.

     From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Other than the legal proceedings listed above, which have both been settled or dismissed, we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. However, we may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 31, 2004, by a written consent to action without a meeting, the Company's Majority Shareholder, instructed the Directors of the Company to filed a Certificate of Amendment with the Nevada Secretary of State to affect a 1:4,000 reverse stock split, to reauthorize 300,000,000 shares of the Company's common stock, to reauthorize 10,000,000 shares of preferred stock and to change the Company's name to "National Parking Systems, Inc." The Company's shareholders were mailed an Information Statement which provided them notice of the Company's intent to file the Certificate of Amendment, described above, on or about December 8, 2004.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

     On January 13, 2005, the Majority Shareholder, pursuant to a consent to action without meeting, which was also signed by the Company's Directors, voted to enter into a Stock Exchange Agreement between the Company, ABS Holding Company, Inc. and BH Holding Company, Inc. (described under "Description of Business").

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. Below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. Prior to June 2003, the Company's trading symbol was "WBVW," and from June 2003, to January 7, 2005, the Company's trading symbol was "CSCA." On January 7, 2005, in connection with the Company's name change and change in business focus, the Company's securities began trading under the symbol "NPKG."

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  BID
                                                PRICES(1)
                      QUARTER ENDED          HIGH       LOW
                      -------------          ----       ---
                      December 31, 2004        32       4.4
                      September 30, 2004       40        20
                      June 30, 2004            48        14
                      March 31, 2004           80      34.8
                      December 31, 2003       140        36
                      September 30, 2003     1040        84
                      June 30, 2003(1)        880      3.33
                      March 31, 2003         3.33      3.33

(1) The Company affected a 1 for 4,000 reverse stock split effective January 7, 2005 and the bid prices for the quarters ended December 31, 2004 to January 31, 2003 retroactively reflect this split. Additionally, the Company affected a 60 for 1 forward stock split effective June 24, 2003 and the bid prices for the quarters ended June 30, 2003 and March 31, 2003 retroactively reflect this split.

     There were 33 holders of record of the Company's Common Stock as of April 1, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold no shares of unregistered securities during the three months ended December 31, 2004.

        ISSUANCES SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

     In January 2005, the Company agreed to issue 3,000,000 shares of the Company's common stock to London Finance Group, Ltd., a California corporation, pursuant to a Consulting Agreement, which have not been issued as of the filing of this report on Form 10-KSB.

     In January 2005, the Company issued 40,350,000 restricted shares of the Company's Common Stock to its Chief Executive Officer, Marc Ebersole, and five unrelated entities in connection with the Exchange Agreement. The Company's Chief Executive Officer, Marc Ebersole, received 32,600,000 restricted shares of the Company's Common Stock pursuant to the Exchange Agreement, of which he subsequently transferred shares to 1,100,000 restricted shares to two individuals, and 1,000,000 restricted shares to his niece, Christine Ebersole, leaving him the beneficial owner of 30,500,000 shares of the Company's Common Stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

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

OVERVIEW

     The Company's goal is to grow its operations by acquiring additional booting and/or parking companies in the Atlanta, Georgia area and possibly throughout the South East, which may include the acquisition of valet parking, parking management, parking control, or parking equipment companies, or possibly purchasing existing parking lots or lots which the Company can make into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make, but is expected to be substantial. As of the date of this filing, the Company has no definite plans for future acquisitions, or financing in place to complete any future acquisitions, if any.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

     The Company's net sales increased $64,036, to $317,595 for the year ended December 31, 2004, compared to $253,559 for the year ended December 31, 2003. This increase in sales was mainly attributable to changes in the Company's accounting practices and organic growth.

     The Company's total costs and expenses increased $37,370, to $340,424 for the year ended December 31, 2004, as compared to $303,054 for the year ended December 31, 2003, which consisted of an increase in operating expenses of $14,960, to $308,678, compared to $293,718, a decrease in interest expense of $4,570, to $4,766, compared to $9,336, an increase in rent of $15,109, to $15,109, compared to $-0-, and an increase in depreciation and amortization expense of $11,871, to $11,871 for the year ended December 31, 2004, compared to $-0- for the year ended December 31, 2003.

     The Company had a total net loss of $22,829 for the year ended December 31, 2004, compared to a total net loss of $49,495 for the year ended December 31, 2003. The decrease in net loss was mainly attributable to increases in new sales which were greater than the Company's increases in total costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had an increase in total assets of $518,359 for the year ended December 31, 2004, to $528,989, as compared to total assets of $10,630 as of December 31, 2003. The increase in total assets, consisted of an increase in intangible assets of $480,529 for the year ended December 31, 2004, to $480,529, consisting of covenant not to compete, net of amortization of $11,221, as compared to intangible assets of $-0- for December 31, 2003; an increase in equipment of $39,350 for the year ended December 31, 2004, to $39,350 compared to $-0- for the year ended December 31, 2003; which was offset by a decrease in current assets of $1,520 for the year ended December 31, 2004, to $9,110, compared to $10,630 for the year ended December 31, 2004, consisting of an increase of $4,554 in cash, to $4,554 from $-0-, and a decrease in accounts receivable of $6,074, to $4,556 from $10,630.

     The Company's total liabilities increased $503,322 for the year ended December 31, 2004, to $555,376, as compared to $52,054 as of December 31, 2003, consisting of increases in current liabilities of $343,724, to $395,778 for the year ended December 31, 2004, compared to $52,054 for the year ended December 31, 2003, and an increase in long-term note payable of $159,598, to $159,598 as of December 31, 2004, as compared to long-term note payable of $-0- as of December 31, 2003.

     The increase in the Company's total current liabilities of $343,724 for the year ended December 31, 2004, to $395,778, as compared to $52,054 for the year ended December 31, 2003, consisted of an increase in notes payable to an individual, unsecured, of $10,700, to $10,700, from $-0-, an increase in current portion of long-term debt of $346,827, to $346,827 from $-0-, and an increase in accrued expenses of $4,766 for the year ended December 31, 2004, to $4,766, from $0 for the year ended December 31, 2003, which were offset by a decrease in notes payable to related parties of $17,504 for the year ended December 31, 2004, to $30,000, compared to $47,504 as of December 31, 2003.

     The Company agreed to issue 21,250 post reverse split shares of the Company's common stock ("Common Stock") to Mr. Daley and 1,878 post reverse split shares of Common Stock to Mr. Skopos in consideration for releasing the Company from all claims including options, warrants and those arising from their employment agreements, as well as approximately $200,000 of notes payable and $201,930 of shareholder loans. The $200,000 in notes payable were liabilities which belonged to the Company's former wholly-owned subsidiary. The Company has received an executed release for liability for $100,000 of these notes and although the Company has been unable to ascertain whether the remaining $100,000 in notes payable was validly assigned, as the remaining note was an obligation of the wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with the note. In addition, the Company transferred all of the stock of its former wholly-owned subsidiary, Cascade Mountain Mining Corp., to Mr. Daley.

     The Company had a total accumulated deficit, of $66,812 and negative working capital of $356,428 as of December 31, 2004.

     Net cash flows used in operating activities was $3,367 for the year ended December 31, 2004, which consisted of net loss of ($22,829), depreciation and amortization of $11,871, accounts receivable of $6,074, accounts payable of $3,485, and accrued expenses of $4,766.

     Net  cash  flows  from  financing  activities was $5,737 for the year ended
December 31, 2004, which consisted of payment receipts on notes payable to related parties of ($9,638), which was used to pay down the $30,000 note which was issued to the Company's Chief Executive Officer, Marc Ebersole, in connection with the Exchange (described above), payments on debt of ($13,625), and loan from individual of $29,000. The approximate outstanding amount owed to Mr. Ebersole in connection with the $30,000 note as of the filing of this report was $19,000.

     As of December 31, 2004, the Company had long-term debt of $159,598 And current portion of long-term debt of $346,827 which consisted of the following items: $22,917 owed to Scott Pringle in connection with the purchase of J&K and the entry into a Covenant Not to Compete, $14,536 in connection with an installment note payable, which is secured by a vehicle, which was obtained in connection with the exchange, $97,222 to Blue Sky Parking, Inc. in connection with the purchase of the assets of Blue Sky, $285,000 to Hyde Investments, Ltd., in connection with the Senior Secured Convertible Debenture, and $86,750 to the Preferred Stock Sellers in connection with the Junior Convertible Debentures (explained in greater detail under "Description of Business," above).

     The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

                                  RISK FACTORS
                                ----------------

NEED  FOR  ADDITIONAL  FINANCING.

     The Company can continue its current operations indefinitely, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services. However, the Company's goal is to grow its operations by acquiring additional booting and/or parking companies, which may include valet parking, parking management, parking control, or parking equipment companies, or possibly even the purchase existing parking lots or lots which can be made into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make. While the amount of additional financing the Company will require for these acquisitions is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to complete any acquisitions, and may be forced to curtail or abandon its business plan.

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET

     We had a current portion of long-term debt of $346,827 and total liabilities of $555,376 at December 31, 2004. We had current assets of $9,110 at December 31, 2004. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

WE  DEPEND  HEAVILY  ON  MARC  EBERSOLE,  THE  COMPANY'S CHIEF EXECUTIVE OFFICER

     The success of the Company depends heavily upon the personal efforts and abilities of Marc Ebersole, the Company's Chief Executive Officer and Director. The Company has entered into a Five (5) year employment agreement with Mr. Ebersole. However, the Company currently has no key man insurance or life insurance policies on Mr. Ebersole. The loss of Mr. Ebersole could have a material adverse effect on our business, results of operations and/or financial condition. In addition, the absence of Mr. Ebersole will force us to seek a replacement who may have less experience or who may not understand our business, or we may not be able to find a suitable replacement. If this were to happen, the Company may be forced to curtail or abandon its business plan.

GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR MANAGERIAL, ADMINISTRATIVE AND OTHER RESOURCES.

     Any growth that we experience is expected to place a significant strain on our managerial and administrative resources. Marc Ebersole is our only officer. We have limited employees who perform administrative functions. Further, if our business grows, we will be required to manage multiple relationships with various clients and third parties and numerous valet parking personnel. These requirements will be exacerbated in the event of further growth. There can be no assurance that our other resources such as our systems, procedures or controls will be adequate to support our growing operations or that we will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Assuming that our business grows, our future success will depend on our ability to add additional management and administrative personnel to help compliment our current employees as well as other resources. If we are unable to add additional managerial and administrative resources, it may prevent us from continuing our business plan and could have an adverse effect on the value of our securities.

MARC EBERSOLE CAN VOTE APPROXIMATELY 75.4% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS

     Marc Ebersole, our Chief Executive Officer, can vote an aggregate of 30,500,000 shares or approximately 75.4% of our outstanding common stock. Accordingly, Mr. Ebersole will exercise control in determining the outcome of all corporate transactions and other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares of the Company's common stock, will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Ebersole as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company, as well as whether any changes are made in the Company's Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

THE  COMPANY  FACES  POTENTIAL LIABILITY FOR ITS VEHICLE IMMOBILIZATION SERVICES

     The Vehicle Immobilization business is regulated in some jurisdictions, which may have an impact on ABS's ability to expand its operations. For example, if ABS decides to expand into areas where regulations exist, it benefits ABS because there is already a statutory framework which specifically sets forth what is permitted and what is not permitted of vehicle immobilization services, assuming that ABS can obtain licenses to operate in these areas. If however, ABS decides to try to expand into a jurisdiction where there no regulations in place, ABS has less guidance as to what is permitted. Therefore, it is more risky to expand in those jurisdictions. The Company may face potential liability for vehicle immobilization services which it conducts, especially in those jurisdictions without regulatory statutes already in place. As a result of this liability, the Company could be forced to expend money in defending itself or paying judgments, which could cause the Company's revenues to decrease, causing a decline in the Company's securities.

THE COMPANY FACES POTENTIAL LIABILITY FOR THE ACTIONS OF ITS VALET EMPLOYEES AND DAMAGE WHICH MAY OCCUR TO THE VEHICLES THEY PARK.

     The Company screens potential valet employee's motor vehicle records before deciding on hiring them as independent contractors. However, there is still the chance that through an employee's actions, damage could be caused to a vehicle they are parking. Additionally, the Company currently averages one claim per week from someone alleging that their vehicle was dented or dinged while in the care of the Company's valets. The Company currently carries garage keepers insurance to cover these incidents, but in the future, should the Company lose this coverage, or the Company's insurance does not cover these incidents, the Company could be forced to expend substantial resources in litigating or settling these matters. If this were to happen, it would cause the Company's revenues to decrease and cause the Company's securities to decline in value.

THE CITY OF ATLANTA, GEORGIA, COULD STOP ISSUING LICENSES AND PERMITS AND/OR DISALLOW FURTHER BOOTING ACTIVITIES

     Currently, the city of Atlanta, Georgia, regulates the Company's booting activities and issues yearly licenses for booting services. Additionally, the booters who put the Company's boots on the vehicles, to immobilize them, must have permits from the Atlanta police Dept. If the city of Atlanta refuses to renew the Company's license, disallows further booting, or the Atlanta police department fails to issue permits to booters, the Company could be forced to expend additional resources to obtain new booters or a new license, and there can be no assurance that the Company will be able to retain such new booters or obtain a new license on favorable terms, or at all. If this were to happen, it will likely cause the value of the Company's securities to decrease.

THE COMPANY FACES POTENTIAL LIABILITY FOR THE DEBTS OF ITS FORMER WHOLLY-OWNED SUBSIDIARY

     The Company's former Chief Executive Officer, Wayne Daley, represented to the Company's former auditor that $200,000 in notes payable of the Company's former wholly-owned subsidiary ("Notes") belonged to him, and that he therefore was able to release the Company from the obligations of the Notes in connection with the General Release and Settlement Agreement he entered into with the Company (described above under "Item 1. Description of Business"). The Company has received an executed release for liability for $100,000 of such notes. The Company has been unable to determine whether the remaining $100,000 in notes was validly assigned, however as the remaining note was an obligation of the Company's former wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with that note. There is a possibility that creditors of the Company's former wholly-owned subsidiary could make claims against the Company alleging various successor liability theories. While the Company believes that such claims would have no merit, it cannot assure that such claims will not be successful. If the Company is forced to pay liabilities associated with the Company's former wholly-owned subsidiary, the Company may be liable for the $100,000 note, any accrued and unpaid interest, as well as any other liabilities associated with the Company's former wholly-owned subsidiary which are unknown to the Company at this time. If the Company is forced to defend or pay for liabilities associated with the Company's former wholly-owned subsidiary, it could have a materially adverse effect on the Company's results of operations and financial condition.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of the filing of this Form 10-KSB, we had 40,425,011 shares of common stock outstanding, which does not include 3,000,000 shares of Common Stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," above, under Item 1, "Description of Business"). The Preferred Stock Sellers may convert their Junior Debentures into 86,750,000 shares of our common stock at a conversion price of $0.001 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

THE  COMPANY  FACES  COMPETITION  FOR  ITS  SERVICES

     The Company faces intense competition for both its valet parking services and its vehicle immobilization services. These competitors include larger companies which compete with the Company in both the valet parking and vehicle immobilization industries, those companies may have financial resources, equipment, and expertise in the valet parking and vehicle immobilization fields which is greater than the Company's. As a result, the Company may be unable to compete with these larger companies and may be forced to abandon or curtail its business plan.

ABS CURRENTLY RELIES ON THREE MAJOR CUSTOMERS FOR ITS REVENUE, ONE WHICH HAS GIVEN NOTICE TO THE COMPANY

     All of ABS's revenue currently comes from three major clients, Parking Company of America, Lanier Parking and Atlanta Loft Company, which is a shopping center in Atlanta, Georgia. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its remaining customer, or fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net operating losses of $22,829 in 2004 and $49,945 in 2003, and had a working capital deficiency of $386,668 as of December 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF  THERE  IS  A  MARKET  FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

     If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5) conditions and trends in the parking and vehicle immobilization industries.

     Furthermore, because our Common Stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

     Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 7. FINANCIAL STATEMENTS

  The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CONTENTS
-------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm             Page    F 1

Consolidated Balance Sheets                                                 F 2

Consolidated Statements of Operations                                       F 3

Consolidated Statements of Cash Flows                                       F 4

Consolidated Statements of Stockholders' Deficit                            F 5

Notes to Consolidated Financial Statements                                  F 6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
National Parking Systems, Inc.
Atlanta, GA

We have audited the accompanying consolidated balance sheets of National Parking Systems, Inc. (formerly Cascade Mountain Mining Company, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred net losses of $22,829 in 2004 and $49,495 in 2003, has a negative working capital of $386,668, a stockholders' deficit of $26,387 at December 31, 2004, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                   /s/ Meyler & Company, LLC

Middletown, NJ
March 20, 2005

                                      F 1


                NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                    --------------------
                                                       2004      2003
                                                    ---------  ---------
CURRENT ASSETS
  Cash                                              $  4,554
  Accounts receivable                                  4,556   $ 10,630
                                                    ---------  ---------
      Total Current Assets                             9,110     10,630
EQUIPMENT, net of accumulated depreciation            39,350

INTANGIBLE ASSETS
  Covenant not to compete, net of amortization of
    $11,221 in 2004                                  480,529
                                                    ---------  ---------

       Total Assets                                 $528,989   $ 10,630
                                                    =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                               $  4,550
  Accounts payable                                  $  3,485
  Notes payable to an individual, unsecured           10,700
  Notes payable to related parties                    30,000     47,504
  Current portion of long-term debt                  346,827
  Accrued expenses                                     4,766
                                                    ---------  ---------
      Total Current Liabilities                      395,778     52,054
                                                    ---------  ---------

LONG-TERM DEBT
  Loans payable, net of current portion              159,598

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 authorized
    10,000,000 shares, none issued and outstanding
  Common stock authorized 300,000,000
    shares; par value $0.001; issued
    and outstanding 40,425,011 shares
    at December 31, 2004                              40,425
  Common stock, authorized 5,000 shares, no
    par value; issued and outstanding 1,000 shares                1,000
  Paid-in capital
  Accumulated deficit                                (66,812)   (42,424)
                                                    ---------  ---------
      Total Stockholders' Deficit                    (26,387)   (41,424)
                                                    ---------  ---------
    Total Liabilities and Stockholders' Deficit     $528,989   $ 10,630
                                                    =========  =========

                See accompanying notes to financial statements.

                                      F 2


                NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                                 -----------------------
                                                    2004        2003
                                                 ----------  -----------

NET SALES                                          $317,595     $253,559

COSTS AND EXPENSES
  Operating expenses                                308,678      293,718
  Interest expense                                    4,766        9,336
  Rent                                               15,109
  Depreciation and amortization                      11,871
                                                 ----------  -----------
    Total Costs and Expenses                        340,424      303,054

NET LOSS                                           $(22,829)    $(49,495)
                                                 ==========  ===========

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)                                $(0.01)      $(0.01)
                                                 ==========  ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             43,525,000   43,525,000
                                                 ==========  ===========

                See accompanying notes to financial statements.

                                      F 3


                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2004        2003
                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(22,829)  $(49,495)
  Adjustments to reconcile net loss to cash flows used
    in operating activities:
      Depreciation and amortization                         11,871
      Accounts receivable                                    6,074    (10,330)
      Accounts payable                                       3,485
      Accrued expenses                                       4,766
                                                        ----------  -----------
        Net Cash Flows Used in Operating Activities          3,367     (59,825)
                                                        ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable to related parties              (9,638)      53,454
  Payments on debt                                         (13,625)
  Loan from individual                                      29,000
                                                        ----------  -----------
        Net Cash Flows from Financing Activities             5,737       53,454
                                                        ----------  -----------

INCREASE (DECREASE) IN CASH                                  9,104      (6,371)

CASH, (OVERDRAFT) BEGINNING OF PERIOD                       (4,550)       1,821
                                                        ----------  -----------

CASH, END OF PERIOD                                         $4,554      $(4,550)
                                                        ==========  ===========
SUPPLEMENTAL CASH FLOW
   INFORMATION:
  Issuance of notes/loans for equipment                    $40,000
  Issuance of note/loans for covenant-not-to-compete       491,750
  Notes payable to related parties                         (30,000)
  Notes payable for equipment                              (40,000)
  Senior Secured Convertible Note                         (275,000)
  Junior Convertible Debenture                             (86,750)
  Note payable for non-compete-agreement                  (100,000)

                See accompanying notes to financial statements.

                                      F 4


                                NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                               (Formerly Cascade Mountain Mining Company, Inc.)

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                    Additional                      Total
                                              Common Stock            Paid in    Accumulated     Stockholders'
                                         Shares           Amount      Capital      Deficit         Deficit
                                     -------------      ----------   ---------   -----------     -------------
Issuance of shares to stockholders          1,000       $   1,000                                  $    1,000
Net income for year ended
  December 31, 2002                                                               $   7,071             7,071
                                     -------------      ----------   ---------   -----------     -------------
Balance, December 31, 2002                  1,000           1,000                     7,071             8,071
Net loss for the year ended
  December 31, 2003                                                                 (49,495)         (49,495)
                                     -------------      ----------   ---------   -----------     -------------
Balance, December 31, 2003                  1,000           1,000                   (42,424)         (41,424)
Additional capital contributed by
  Stockholders                                             37,866                                     37,866
                                     -------------      ----------   ---------   -----------     -------------
Balance prior to reverse merger             1,000          38,866                   (42,424)          (3,558)
Reverse merger (Note 1)
  Exchange of shares                       (1,000)        (38,866)  $   38,866
Outstanding common stock of
  National Parking Systems, Inc.      300,000,000         300,000    1,647,611   (1,947,611)
Redemption of shares at merger       (299,924,989)       (299,925)     299,925
Capitalization of prior losses                                      (1,946,052)   1,946,052
Issuance of shares on merger           40,350,000          40,350      (40,350)
Net loss for year ended
  December, 31, 2004                                                                (22,829)         (22,829)
                                     -------------      ----------   ---------   -----------     -------------

Balance, December 31, 2004             40,425,011         $40,425                 $ (66,812)       $ (26,387)
                                     =============      ==========   =========   ===========     =============

                See accompanying notes to financial statements.

                                      F 5

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE A -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Business
--------------------

National Parking Systems, Inc. (the "Company") provides parking and valet services to establishments and booting services to parking garages and lots through its wholly owned subsidiaries: BH Holding Company, Inc. (a Nevada corporation) which owns J&K Parking, Inc. (a Georgia corporation) and ABS Holding Company, Inc. (a Nevada corporation).

Reverse  Merger
---------------

On January 13, 2005, the Company entered into a stock exchange agreement with Cascade Mountain Mining Company, Inc. ("Cascade") which subsequently changed its name to National Parking Systems, Inc. whereby Cascade issued 40,350,000 shares of its common stock to acquire National Parking Systems, Inc. Additionally, Cascade authorized a 1 for 4,000 reverse split of its common stock prior to the merger. In connection with the merger, National Parking Systems, Inc. became a wholly owned subsidiary of Cascade. Prior to the merger, Cascade was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, National Parking Systems, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. Prior to the merger, the officers and directors of Cascade resigned and were replaced with the officers and directors of National Parking Systems, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of National Parking Systems, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

Going  Concern
--------------

As shown in the accompanying financial statements, the Company has incurred net losses of $22,829 in 2004 and $49,495 in 2003, has a negative working capital of $386,668, and a stockholders' deficit of $26,387 at December 31, 2004. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash  Equivalents
-----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.

                                      F 6

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property  and  Equipment  and  Depreciation
-------------------------------------------

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Net Loss Per Common Share
-------------------------

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Consolidated Financial Statements
---------------------------------

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

                                      F 7

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Goodwill
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In  July  2001,  the  FASB  issued  SFAS NO. 142, "Goodwill and Other Intangible
Assets", which the Company adopted during 2004. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

NOTE  B  -  EQUIPMENT

Equipment  at  December  31,  2004  is  as  follows:

                                                              Average
                                                            Useful  Life
                                                            ------------
                  Automobile                    $15,000           3
                  Booting  equipment             25,000          10
                                                --------
                                                 40,000
                  Less: accumulated depreciation    650
                                                --------

                                                $39,350
                                                ========

                                      F 8

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  C  -  COVENANT-NOT-TO-COMPETE

The covenant-not-to-compete at December 31, 2004 is based upon a series of cash payments and notes issued to former shareholders for non-compete agreements. These agreements are being amortized over a period of 3 years.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

In connection with the merger, the Company issued a $30,000 note to the President and Chief Executive Officer, who was also the majority owner of one of the companies acquired, for a non-compete agreement. The note is payable at the rate of $900 per month commencing December 1, 2004 with a final balloon payment due on November 1, 2005. The note is unsecured and bears interest at the rate of 18% per annum. At December 31, 2003,, the balance due the President was $47,504. During the year 2004, this amount was reduced by $9,638 and the remaining balance of $37, 866 was contributed to equity.

NOTE  E  -  LONG-TERM  DEBT

Unsecured  note  payable  to former owner, dated November 2,
     2004,  in  connection  with  a  3  year covenant not to
     compete  agreement  in the amount of $25,000 payable in
     twelve  monthly  payments  of  $2,083  per  month.                $  22,917

Installment  loan  payable,  dated  November  2,  2004,  for equipment assumed in the merger. The loan is secured by
     a  vehicle  and  is payable at $464 per month including
     interest  of  6%.                                                    14,536

Note payable  ,  dated November 2, 2004,, in connection with the merger to a former shareholder for $100,000 for a 3
     year  non-compete  agreement.  The  note  is unsecured,
     non-interest  bearing,  and  is payable in 36 months at
     $2,778  per  month.                                                  97,222

Senior Secured Convertible Debenture dated October 15, 2004, maturing  October  15,  2005 to include advances not to
     exceed  $1,000,000  with  an  interest  rate of 10% per
     annum secured by all of the Company's assets. (See Note
     H  -  Commitments  and  Contingencies)                              285,000

Junior  Convertible  Debentures is the amount of $86,750 due
     January  31,  2010.  The  Debentures  are  non-interest
     bearing  and  is  convertible into the Company's common
     stock.  (See  also  Note  H  -  Commitments  and
     Contingencies)                                                       86,750
                                                                         -------
                                                                         506,425
Less:  current  portion                                                  346,827
                                                                         -------

Long-term  portion                                                      $159,598
                                                                         =======

                                      F 9

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  F  -  INCOME  TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2004 and 2003, these differences resulted in a deferred tax asset of approximately $12,566 and
$7,636, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.
Since  realization  is  not  assured,  the  Company  has  recorded  a  valuation
allowance  for  the   entire  deferred  tax  asset,  and   the  accompanying
financial statements do not reflect any net asset for deferred taxes at December 31, 2004 and, 2003.

The Company's net operating loss carry forwards amounted to approximately $72,324 at December 31, 2004, which will expire through 2019.

NOTE  G  -  STOCKHOLDERS'  DEFICIT

The Company's certificate of incorporation was amended January 4, 2005 to change the name of the company from Cascade Mountain Mining Company, Inc. to National Parking Systems, Inc. Additionally, a 1 to 4,000 reverse stock split was effected. The financial statements for the year December 31, 2004 give effect to these transactions.

In connection with the reverse merger, 40,350,000 shares of the Company's common stock were issued to acquire National Parking Systems, Inc.

NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

Senior  Secured  Convertible  Debenture
---------------------------------------

On October, 15, 2004, the Company issued a Senior Secured Convertible Debenture which allows for the Company to borrow up to $1,000,000. $285,000 was outstanding at December 31, 2004. The Debenture is due October 15, 2005, bears interest at the rate of 10% per annum, and has a general security lien against all of the Company's assets. The Debenture, including accrued interest, is convertible into the Company's common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders.

Junior  Convertible  Debenture
------------------------------

In connection with the merger, the Company issued $86,750 in 5 year Junior Convertible Debentures dated January 13, 2005. The Debentures are due January 31, 2010. The Debentures bear interest at the rate of 10% per annum and are unsecured. The holder of the Debentures is entitled to convert the Debentures plus accrued interest into common stock of the Company at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.001.

                                      F 10

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Warrant  Agreement
------------------

In connection with the merger, the Company, on January 5, 2005, issued a warrant to London Finance Group, LTD, a California corporation for 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. They vest immediately and expire January 5, 2009. The warrants have participating rights should the Company file a registration statement with the Securities and Exchange Commission.

Consulting  Agreement
---------------------

The Company, on January 5, 2005, entered into a 2 year consulting agreement with London Finance Group, LTD. ("London"), a California corporation, for services relating to mergers, acquisitions, and the establishment of investment banking relationships. Under the terms of the consulting arrangement, the Company is to
a) pay a non-refundable retainer of $5,000 per month, b) issue 3,000,000 shares of the Company's common stock to be registered as promptly as possible but no later than the date the Company files its first registration statement, c) pay a fee of 10% of the consideration paid for any acquisition or sale by the Company and d) reimburse London for reasonable travel expenses. Additionally, the Company will issue to London a warrant to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. The common stock issuable upon exercise will be registered at the Company's expense. The warrants vest immediately.

Employment  Agreement
---------------------

The Company, on December 1, 2005, entered into a 3 year employment agreement with the President and Chief Executive Officer. The agreement allows for an annual salary of $120,000 plus health benefits and an auto allowance.

Lease  Agreement
----------------

On February 13, 2004, the Company entered into a 5 year lease agreement for its corporate headquarters. Minimum annual rental payments for the next five years are as follows:

                              2005     $16,200
                              2006      16,200
                              2007      16,200
                              2008      16,200
                              2009       2,700

Other
-----

The Company's former Chief Executive Officer represented to the Company's former auditor that $200,000 in notes payable of the Company's former wholly-owned subsidiary ("Notes") belonged to him, and that he therefore was able to release the company from the obligations of the Notes in

                                      F 11

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004



NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  (continued)
------------------

connection with the General Release and Settlement Agreement he entered into with the Company. The Company has received an executed release for liability for $100,000 of such notes. The Company has been unable to determine whether the remaining $100,000 in notes was validly assigned, however as the remaining note was an obligation of the Company's former wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with that note. There is a possibility that creditors of the Company's former wholly-owned subsidiary could make claims against the Company alleging various successor liability theories. While the Company believes that such claims would have no merit, it cannot assure that such claims will not be successful. If the Company is forced to pay liabilities associated with the Company's former wholly-owned subsidiary, the Company may be liable for the $100,000 note, any accrued and unpaid interest, as well as any other liabilities associated with the Company's former wholly-owned subsidiary which are unknown to the Company at this time. If the Company is forced to defend or pay for liabilities associated with the Company's former wholly-owned subsidiary, it could have a materially adverse effect on the Company's results of operations and financial condition.

                                      F 12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 3, 2005, the client auditor relationship between the Company and Ham, Langston & Brezina, LLP, Certified Public Accountants ("Ham") ceased as the former accountant was dismissed. Effective February 3, 2005, the Company engaged Meyler & Company, LLC, Certified Public Accountants ("Meyler") as its principal independent public accountant for the fiscal year ended December 31, 2004. The decision to change accountants was recommended and approved by the Company's Board of Directors on February 3, 2005. Ham's report on the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Ham ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's fiscal years ended December 1, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Ham ceased, there were no disagreements between Ham and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ham would have caused Ham to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

     There were no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Ham ceased.

     The Company authorized Ham to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Ham review the disclosure and Ham was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company. Such letter was attached as an Exhibit to the Company's Form 8-K filed with the Commission on February 16, 2005, and is incorporated herein by reference.

     The Company has not previously consulted with Meyler regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Ham ceased.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

      NAME                    AGE               POSITION
     -----                    ---               --------

Marc Ebersole                 47             Chief Executive
                                             Officer, President,
                                             Treasurer, Secretary
                                             and Director

MARC EBERSOLE

     Marc Ebersole has served as the Company's Chief Executive Officer and Director since September 1, 2004. He has served as Chief Executive Officer of the Company's wholly owned subsidiaries ABS Holding Company, Inc. ("ABS") and BH Holding Company, Inc. ("BH"), since their inception on November 4, 2004. Since June 1988, he has served as Chief Executive Officer of BH's wholly owned subsidiary J & K Parking d/b/a B&H Parking ("J&K"). From May 1984 to June 1988, he served as General Manager of J&K Parking and from October 1980 to May 1984, Mr. Ebersole was employed as a valet with J&K Parking.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

CHANGES IN THE COMPANY'S OFFICERS AND DIRECTORS

     On January 14, 2005, Ari Kaplan resigned as a Director of the Company, leaving Marc Ebersole as the sole office and Director of the Company.

EMPLOYMENT  AGREEMENT

     On November 4, 2004, Marc Ebersole, the Company's Chief Executive officer entered into an Employment Agreement with the Company ("Employment Agreement"). Mr. Ebersole's duties under the Employment Agreement include responsibility for the day to day operations of the Company and other duties associated with his position as the Company's Chief Executive Officer. The term of the Employment Agreement is for a period of five (5) years terminating on October 31, 2009. Under the Employment Agreement, Mr. Ebersole is entitled to One Hundred and Twenty Thousand dollars ($120,000.00) a year (his "Basic Compensation"), as well as an automobile allowance of $950.00 a month, until such time as Mr. Ebersole's vehicle is paid in full. Additionally, Mr. Ebersole is eligible for annual bonuses under the Employment Agreement, not to exceed Fifty percent (50%) of his Basic Compensation. The Company also agreed to reimburse Mr. Ebersole for all necessary and usual expenses incurred by him on behalf of the Company.

     Under the Employment Agreement, Mr. Ebersole is entitled to paid vacation days pursuant to the Company's vacation policies, which shall not exceed fifteen
(15) days per year. Unused vacation days shall expire at the end of each calendar year. Additionally, under the Employment Agreement, the Company agrees to indemnify Mr. Ebersole for all claims and causes of action asserted against him relating to his position as an officer and Director of the Company, including reimbursement for all of the fees and expenses of his counsel associated with such claims and causes of actions.

     In connection with the Employment Agreement and BH's acquisition of J&K from Mr. Ebersole and Mr. Pringle, Mr. Ebersole signed a covenant not to compete ("Covenant"). Under the Covenant, Mr. Ebersole agreed not to engage in, be employed in, or have any interest in any occupation or business similar to that of BH or ABS, within the Southeast United States, including Georgia, Alabama, Louisiana, Tennessee, Florida, South Carolina, North Carolina and any location where BH and/or ABS conduces valet parking, parking management and vehicle immobilization, for three (3) years from the date of the termination of this employment with the Company.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Marc Ebersole is subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

                                                        SUMMARY COMPENSATION TABLE
                                                           ANNUAL COMPENSATION

                                                                     Other
                                                                     Annual                                 LTIP    All Other
Name & Principal                                           Bonus     Compen-     Restricted      Options   Payouts   Compen-
   Position                       Year      Salary ($)      ($)      sation     Stock Awards      SARs      ($)      sation
Marc Ebersole (1)(2)              2005   $  125,000
CEO, President,                   2004   $    -0-
Secretary, Treasurer,
and Director

Ari Kaplan(2)                     2004   $    -0-
Former CEO and Director

Wayne Daley(3)
Former CEO, Former President      2004   $   56,000
and Former Director               2003   $   60,000
                                  2002   $    5,000

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Mr. Ebersole is estimated to be paid approximately $125,000 by the Company for the year ended December 31, 2005. From January 1, 2005 to April 1, 2005, he has been paid approximately $28,461.

(2) Mr. Ebersole was appointed Chief Executive Officer of the Company on September 1, 2004. On the same day, Ari Kaplan resigned as Chief Executive Officer of the Company. Mr. Kaplan subsequently resigned from his position as a Director of the Company on January 14, 2005.

(3) Wayne Daley resigned as Chief Executive Officer and Director of the Company on August 1, 2004. On the same date, Mr. Kaplan was appointed Chief Executive Officer and Director of the Company. Mr. Daley was paid $5,000 per month as salary and $2,000 per month as reimbursement for business expenses, under a two year employment contract he signed with the Company in July 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 1, 2005, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

         Name             No. of shares       Percentage(1)
     ----------         -----------------     -------------
     Marc Ebersole             30,500,000             75.4%

     All the officers          30,500,000             75.4%
       and Directors
    as a group (1 person)

(1) Using 40,425,011 shares issued and outstanding as of April 1, 2005, which does not include 3,000,000 shares of common stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," above, under Item 1, "Description of Business").

CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 4, 2004, the Company entered into an Employment Agreement with the Company's Chief Executive Officer, Marc Ebersole. Under the Employment Agreement, Mr. Ebersole is to serve as the Company's Chief Executive Officer and perform the day to day operations of the Company. The Employment Agreement is for a term of Five (5) years, ending on October 31, 2009. Mr. Ebersole is to be paid One Hundred and Twenty Thousand dollars($120,000.00) a year ("Basic Compensation"), and is eligible for an annual bonus not to exceed Fifty percent (50%) of his Basic Compensation. Mr. Ebersole's Employment Agreement is described in further detail under "Item 9. Directors, Executive Officer, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act," above.

     On January 24, 2005, the Company issued the Company's Chief Executive Officer, Marc Ebersole, 32,600,000 restricted shares of the Company's Common Stock in connection with an Exchange Agreement entered into between Mr. Ebersole and the Company. Subsequent to this issuance, Mr. Ebersole transferred 1,100,000 restricted shares to two individuals, and 1,000,000 restricted shares to his niece, Christine Ebersole, who is also an employee of the Company, leaving him the current beneficial owner of 30,500,000 shares of the Company's Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------

10.1(1)         Stock Exchange Agreement
10.2(1)         Junior Convertible Debenture - The Morpheus Trust
10.3(1)         Junior Convertible Debenture - The Gateway Real Estate
                 Investment Trust
10.4(1)         Junior Convertible Debenture - Picasso, LLC
10.5(1)         Junior Convertible Debenture - Burton Partners, LLC
10.6(1)         Junior Convertible Debenture - Livingston Investments, Ltd.
10.7(1)         Senior Secured Debenture with Hyde Investments, Ltd.
10.8(1)         Security Agreement
10.9(1)         Marc Ebersole's Employment Agreement
10.10(1)        Marc Ebersole's Covenant Not To Compete
10.11(1)        Consulting Agreement
10.12(1)        Warrant Agreement
10.13*          Addendum to Stock Exchange Agreement
10.14*          General Release and Settlement Agreement
16.1(2)         Letter  from  Ham,  Langston  &  Brezina,  LLP,  Certified
                 Public Accountants
21.1*           Subsidiaries of the Company

31.1*           Certificate of the Chief Executive Officer and Chief
                 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certificate of the Chief Executive Officer of Chief
                 Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to the Company's Form 8-K filed on January 28, 2005, and incorporated herein by reference.

(2) Filed as Exhibit 16.1 to the Company's Form 8-K filed on February 16, 2005, and incorporated herein by reference.

*   Filed herein.

     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal period covered by this report.

     THE COMPANY FILED THE FOLLOWING REPORTS ON FORM 8-K SUBSEQUENT TO THE END OF THE FISCAL QUARTER COVERED BY THIS REPORT:

o The Company filed a report on Form 8-K on January 7, 2005 to report that the Company filed a Certificate of Amendment ("Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective January 7, 2005, to affect a name change to "National Parking Systems, Inc.," re-authorize shares, affect a reverse stock split, and reauthorize the par value of its common stock.

o The Company filed a report on Form 8-K/A on January 10, 2005 to amend its 8-K filed on January 7, 2005, to include the fact in connection with the Company's name change, the Company's new trading symbol will be "NKPG."

o The Company filed a report on Form 8-K on January 28, 2005 to report that on January 13, 2005, the Company acquired 100% of the issued and outstanding shares of ABS Holding Company, Inc., a Nevada corporation ("ABS") and BH Holding Company, Inc., a Nevada corporation ("BH") in exchange for 40,350,000 restricted shares (the "Shares") of the Company's common stock, an aggregate of $86,750 in Junior Convertible Debentures ("Junior Debentures"), and the assumption of $335,000 of ABS's and BH's obligations under Senior Secured Convertible Debenture (the "Senior Debenture"), in connection with a Stock Exchange Agreement.

o The Company filed a report on Form 8-K on February 16, 2005 to report that effective February 3, 2005, the client auditor relationship between the Company and Ham, Langston & Brezina, LLP, Certified Public Accountants ("Ham") ceased as the former accountant was dismissed, and that effective February 3, 2005, the Company engaged Meyler & Company, LLC, Certified Public Accountants ("Meyler") as its principal independent public accountant for the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     The aggregate fees billed for the fiscal years ended December 31, 2003 for professional services rendered by the Company's former principal accountants, by Ham, Langston & Brezina, LLP, ("Ham") for the audit of the Company's annual financial statements were $12,000.

     The aggregate fees billed for the fiscal years ended December 31, 2004 for professional services rendered by the Company's former principal accountants, by Meyler & Company, LLC ("Meyler") for the audit of the Company's annual financial statements were $15,000.

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the Company's former principal accountant, Ham, for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $9,000 and $8,000, respectively.

     The Company's current principal accountant, Meyler, did not review any of the Company's financial statements included in the Company's Form 10- QSB.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for products and services provided by Ham, Langston & Brezina, LLP, the Company's former principal accountant, other than the services reported above was $0 and $ 2,350, respectively. The Company's current principal accountant Meyler & Company, LLC billed -$0- other than the services reported above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL PARKING SYSTEMS, INC.

DATED: May 3, 2005                          By: /s/ Marc Ebersole
      --------                                   ------------------------
                                                 Marc Ebersole
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                           DATE

/s/ Marc Ebersole          Chief Executive Officer,        May 3, 2005
----------------------     Chief Financial Officer,         ---------
Marc Ebersole              and Director