Form 10QSB
period 2005-03-31
National Parking Systems, Inc.
filed 2005-05-23
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  March  31,  2005

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

               For  the  transition  period  from           to
                                                  ---------     ----------

               Commission  file  number  000-49933


                              NATIONAL PARKING SYSTEMS, INC.
                              ------------------------------
        (Exact name of small business issuer as specified in its charter)


                NEVADA                                       95-4886472
  (State  or  other  jurisdiction  of          (IRS Employer Identification No.)
   incorporation  or  organization)


               200 HANNOVER PARK ROAD, SUITE 120, ATLANTA, GA 30350
               ---------------------------------------------------
                    (Address of principal executive offices)


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

     As of May 17, 2005, the issuer had 40,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 3,000,000 shares of Common Stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," below, under Item 2, "Management's Discussion and Analysis or Plan of Operation").

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                     ASSETS


                                                          March 31,       December 31,
CURRENT ASSETS                                              2005             2004
                                                       --------------   ----------------
   Cash                                               $        10,727   $         4,554
   Accounts receivable                                                            4,556
                                                       --------------   ----------------
          Total Current Assets                                 10,727             9,110

EQUIPMENT, net of depreciation                                 47,475            39,350
INTANGIBLE ASSETS
   Covenant not to compete, net of amortization of
       $52,200 and $11,221, respectively                      439,550           480,529
                                                       --------------   ----------------
                                                      $       497,752   $       528,989
                                                      ===============   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                   $         5,995   $         3,485
   Notes payable to an individual, unsecured                    6,000            10,700
   Notes payable to related parties                            23,000            30,000
   Current portion of long term debt                          348,071           346,827
   Accrued expenses                                            15,502             4,766
                                                       --------------   ----------------

          Total Current Liabilities                           398,568           395,778

LONG-TERM DEBT
   Loans payable, less current portion                        224,877           159,598

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001 authorized
      10,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 300,000,000
      shares authorized, 40,425,011issued and
      outstanding at March 31, 2005 and
      December 31, 2004, respectively                          40,425            40,425
   Paid-in-capital
   Deficit accumulated during development stage              (166,118)          (66,812)
                                                       --------------   ----------------
                                                             (125,693)          (26,387)
                                                       --------------   ----------------
                                                      $       497,752   $       528,989
                                                      ===============   ================

          See accompanying notes to consolidated financial statements.


                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                     Three  Months  Ended
                                                           March  31,
                                                  -----------------------
                                                      2005       2004
                                                  ----------  -----------
NET SALES                                         $ 201,658   $    94,767

COSTS AND EXPENSES-
  Operating Expenses                                254,060        83,688
  Rent                                                4,050         4,319
  Depreciation and amortization                      42,854
                                                  ----------  -----------

    Total Costs and Expenses                        300,964        88,007
                                                  ----------  -----------

NET GAIN (LOSS)                                   $ (99,306)  $     6,760
                                                  ==========  ===========


NET LOSS PER COMMON SHARE -                       $   (0.01)  $      0.01
  (Basic and diluted)                             ==========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                    40,425,011    43,525,000
                                                  ==========  ===========

          See accompanying notes to consolidated financial statements.


                            NATIONAL PARKING SYSTEMS, INC.
                   (Formerly Cascade Mountain Mining Company, Inc.)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Period Ended March 31,
                                                                    --------------------
                                                                       2005      2004
                                                                    ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (99,306)   $10,900
  Adjustments to reconcile net loss to cash flows used in
    operating activities:
      Depreciation and amortization                                    42,854
      Accounts receivable                                               4,556    (3,840)
      Accounts payable                                                  2,510
      Accrued expenses                                                 10,736
                                                                    ----------  --------
        Net Cash Flows Provided by (Used in) Operating Activities     (38,650)    7,060
                                                                    ----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets from Pro-Systems                                 (10,000)
                                                                    ----------
        Net Cash Flows Used in Investing Activities                   (10,000)
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt                                                    (26,677)
  Proceeds from loans                                                  82,500
                                                                    ----------  --------
        Net Cash Flows from Financing Activities                       54,823
                                                                    ----------

INCREASE (DECREASE) IN CASH                                             6,173     7,060

CASH, (OVERDRAFT) BEGINNING OF PERIOD                                   4,554    (3,500)
                                                                    ----------  --------

CASH, END OF PERIOD                                                 $  10,727   $ 3,560
                                                                    ==========  ========
SUPPLEMENTAL CASH FLOW
   INFORMATION:                                                     $  75,000
   Issuance of notes/loans for equipment

          See accompanying notes to consolidated financial statements.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the National Parking Systems, Inc., annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE B - PURCHASE OF PRO-SYSTEMS PARKING

On March 22, 2005, National Parking Systems, Inc. purchased the assets of Pro-Systems Parking Management, Inc. ("Pro-Systems") for $10,000. This purchase included an assignment and assumption of Pro-Systems clients, a two year non-compete clause and an employment contract with the owner of Pro-Systems for one year at an amount of $500 per week.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $99,306 for the three months ended March 31, 2005 and $22,829 for the year ended December 31, 2004, and a stockholders' deficit of $125,693 at March 31, 2005. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company's former Chief Executive Officer represented to the Company's former auditor that $200,000 in notes payable of the Company's former wholly-owned subsidiary ("Notes") belonged to him, and that he therefore was able to release the Company from the obligations of the Notes in connection with the General Release and Settlement Agreement he entered into with the Company. The Company has received an executed release for liability for $100,000 of such notes. The Company has been unable to determine whether the remaining $100,000 in notes was validly assigned, however as the remaining note was an obligation of the Company's former wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with that note. There is a possibility that creditors of the Company's former wholly-owned subsidiary could make claims against the Company alleging various successor liability theories. While the Company believes that such claims would have no merit, it cannot assure that such claims will not be successful. If the Company is forced to pay liabilities associated with the Company's former wholly-owned subsidiary, the Company may be liable for the $100,000 note, any accrued and unpaid interest, as well as any other liabilities associated with the Company's former wholly-owned subsidiary which are unknown to the Company at this time. If the Company is forced to defend or

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

BUSINESS  DEVELOPMENT

     National Parking Systems, Inc. (the "Company") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. on June 17, 2003, in connection with a Certificate of Amendment to the Company's Articles of Incorporation. The Certificate of Amendment also affected a 60:1 forward stock split, which became effective on June 24, 2003.

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

     Unless otherwise stated, all share amounts in this Report on Form 10-QSB reflect the Company's 60:1 forward split effected on June 24, 2003, and the Company's 1:4,000 reverse split effected on January 7, 2005 (the "Stock Splits").

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

BUSINESS  OPERATIONS

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

     BH currently operates in the Atlanta, Georgia area, however, BH plans to expand its operations to other locations in the future, as part of its business plan.

     ABS owns approximately twenty-five (25) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent that vehicle from moving until the owner pays a fine, which is currently $50.00.

     ABS currently has contracts to provide booting services to three parking companies, at an aggregate of approximately thirty-five (35) locations, one owned by Parking Company of America, one owned by Lanier Parking and one owned by Atlanta Loft Company. The Company had provided booting services to the Around Lenox shopping center; however, the Company has ceased providing services to Around Lenox as of January 30, 2005.

     When someone is illegally parked in one of ABS's client's parking lots, the client or another individual in charge of the client's parking lot will call ABS to provide booting services. ABS contracts with approximately six independent booters, who have permits granted by the Atlanta Police Dept. When ABS gets a call, they contact one of their booters who will then find the illegally parked vehicle and install a boot on one of the vehicle's tires. The vehicle owner must then pay $50.00 to get the boot removed from his vehicle. ABS receives the majority of that payment, with the independent contractor booters being paid a set amount by the Company, for each boot they attach.

RECENT  EVENTS

     On March 22, 2005, BH purchased the assets of Pro-Systems Parking Management, Inc., a Georgia corporation specializing in valet parking services ("Pro-Systems") for $10,000 consideration. The purchase also included the assignment and assumption of Pro-Systems' clients a two year non-compete agreement and a two year employment agreement with Pro-Systems' President, Tim Burns, which was entered into on March 15, 2005.

     The employment agreement provides for Mr. Burns to work for BH on a full time basis and to be responsible for general office work, hiring, training, auditing and marketing for BH. The term of the employment agreement is for two years. Mr. Burns is to be paid $500 per week, payable bi-weekly (every two weeks) and will receive commissions pursuant to the employment agreement after subtracting expenses as follows:

         (a) 20% of net revenues of new BH accounts originated by Mr. Burns;
         (b) 5% of net revenues of new BH accounts not originated by Mr. Burns;
         (c) 5% of net revenues of new business from existing BH clients;
         (d) 25% of net revenues of private parties originated by Mr. Burns, if Mr. Burns works the party;
         (e) 20% of net revenues of private parties originated by Mr. Burns, if Mr. Burns does not work the party; and
         (f) 5% of net revenues of private parties not organized by Mr. Burns.

     The employment agreement includes a confidentiality provision, whereby Mr. Burns is prohibited from disclosing any of BH's trade secrets and/or proprietary information to any third parties during the term of his employment and for one year following his termination. The employment agreement may be terminated by BH at any time if Mr. Burns fails to perform his duties in a manner satisfactory to BH.

     Additionally, Mr. Burns will not receive any commissions in connection with new clients which BH receives through acquisitions of previously existing companies, which the Company anticipates will be its main source of new clients moving forward.

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

                                SENIOR DEBENTURE
                                -----------------

     In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently $335,000 has been advanced by Hyde pursuant to the Senior Debenture, including $75,000 which was advanced during the three months ended March 31, 2005. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture is October 15, 2005. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

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

CONSULTING  AGREEMENT

     On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London") for management consulting and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 21, 2007, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, London shall be paid a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month, issued 3,000,000 shares of the Company's common stock common stock, and given warrants to purchase up to 1,000,000 shares of the Company's common stock at $0.10 per share, ("Warrants") which vested immediately on January 5, 2005. Under the Consulting Agreement, the Company agreed that the shares issued to London shall be registered as soon as practicable under a Form S-8 or any other form of registration statement if a Form S-8 is not available in the reasonable opinion of the Company's Board of Directors or counsel. As of the date of this filing, the 3,000,000 shares had not been issued.

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


COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     The Company's net sales increased $106,891, to $201,658 for the three months ended March 31, 2005, compared to $94,767 for the three months ended March 31, 2004. This increase in sales was mainly attributable to the Company's organic growth and increased sales as a result of the Company's acquisitions of BH and ABS.

     The Company's total costs and expenses increased $212,957, to $300,964 for the three months ended March 31, 2005, as compared to $88,007 for the three months ended March 31, 2004, which consisted of an increase in operating expenses of $170,372, to $254,060, which was mainly attributable to increases in the Company's payroll in connection with the Company's acquisitions of BH and ABS and resulting increases in the Company's employees, compared to $83,688 for the three months ended March 31, 2004, a decrease in rent of $269, to $4,050, compared to $4,319, and depreciation and amortization expense of $42,854 for the there months ended March 31, 2005, which amount was $-0- for the three months ended March 31, 2004.

     The Company had a total net loss of $99,306 for the three months ended March 31, 2005, compared to a total net gain of $6,760 for the three months ended March 31, 2004, which represented a change of ($106,066) from the prior period. The change from a net gain to a net loss was mainly attributable to the Company's increased expenses in connection with the acquisitions of BH and ABS.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had total assets of $497,752 for the three months ended March 31, 2005, which included current assets of $10,727, which consisted solely of cash; and total non-current assets of $487,025, which consisted of equipment, net of depreciation of $47,475 and intangible assets, consisting of covenant not to compete of $439,752 (net of amortization of $52,200). These intangible assets constitute the majority of our assets and we are depreciating these non-compete agreements in connection with businesses we have acquired. The Company had negative net working capital of $392,541 for the three months ended March 31, 2005.

     The Company had total liabilities of $623,445 for the three months ended March 31, 2005, which included current liabilities of $398,568 and long-term debt of $224,877, which consisted of loans payable, less current portion. Current liabilities for the three months ended March 31, 2005 consisted of accounts payable of $5,995, unsecured notes payable to an individual of $6,000, in connection with monies loaned to the Company, notes payable to related parties of $23,000, which amount is owed to the Company's Chief Executive
Officer, Marc Ebersole in connection with the Company's purchase of J&K and loans made to the Company, current portion of long term debt of $348,071, and accrued expenses of $15,502, which represents general operating expenses.

     The $348,071 of current portion of long term debt as of March 31, 2005 consisted of $16,667 owed to Scott Pringle in connection with the purchase of J&K and the entry into a Covenant Not to Compete, $5,568 in connection with an installment note payable, which is secured by a vehicle, $7,500 which was owed to Pro-Systems in connection with the asset purchase, $33,336 which was owed to Blue Sky Parking, Inc. in connection with the purchase of the assets of Blue
Sky,  and  $285,000  to  Hyde  in  connection  with  the  senior  debenture.

     As of March 31, 2005, the Company had long-term debt of $224,877 which consisted of the following items: $7,575 in connection with an installment note payable, which is secured by a vehicle, which was obtained in connection with the exchange, $55,553 to Blue Sky Parking, Inc. in connection with the purchase of the assets of Blue Sky, $86,750 owed to the Preferred Stock Sellers in connection with the Junior Convertible Debentures, and $75,000 owed to Hyde in connection with the senior debentures.

     The Company had a total accumulated deficit of $166,118 and negative working capital of $387,841 as of March 31, 2005.

     Net cash flows used in operating activities was $38,650 for the three months ended March 31, 2005, which consisted of a net loss of ($99,306), depreciation and amortization of $42,854, accounts receivable of $4,556, accounts payable of $2,510, and accrued expenses of $10,736.

     Net cash flows used in investing activities was $10,000 for the three months ended March 31, 2005, which consisted of the purchase of Pro-Systems' assets.

     Net cash flows from financing activities was $54,823 for the three months ended March 31, 2005, which consisted of payments on debt of ($26,677) and proceeds from loans of $82,500.

     The Company received $75,000 in connection with the Senior Debenture during the three months ended March 31, 2005, which amount was spent during the three months ended March 31, 2005 for general and administrative expenses. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

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

                                  RISK FACTORS
                             -----------------------

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

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY

     The Company currently owes $335,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on October 15, 2005. As of the date of this filing, the Company only had $10,727 in cash and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $335,000 to repay the Senior Debenture on October 15, 2005, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations.

WE  HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET

     We had total liabilities of $628,145 at March 31, 2005. We had current assets of $10,727 at March 31, 2005. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

THE COMPANY FACES POTENTIAL LIABILITY FOR THE DEBTS OF ITS FORMER WHOLLY-OWNED SUBSIDIARY

     The Company's former Chief Executive Officer, Wayne Daley, represented to the Company's former auditor that $200,000 in notes payable of the Company's former wholly-owned subsidiary ("Notes") belonged to him, and that he therefore was able to release the Company from the obligations of the Notes in connection with a General Release and Settlement Agreement he entered into with the Company. The Company has received an executed release for liability for $100,000 of such notes. The Company has been unable to determine whether the remaining $100,000 in notes was validly assigned, however as the remaining note was an obligation of the Company's former wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with that note. There is a possibility that creditors of the Company's former wholly-owned subsidiary could make claims against the Company alleging various successor liability theories. While the Company believes that such claims would have no merit, it cannot assure that such claims will not be successful. If the Company is forced to pay liabilities associated with the Company's former wholly-owned subsidiary, the Company may be liable for the $100,000 note, any accrued and unpaid interest, as well as any other liabilities associated with the Company's former wholly-owned subsidiary which are unknown to the Company at this time. If the Company is forced to defend or pay for liabilities associated with the Company's former wholly-owned subsidiary, it could have a materially adverse effect on the Company's results of operations and financial condition.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of the filing of this Form 10-QSB, we had 40,425,011 shares of common stock outstanding, which does not include 3,000,000 shares of Common Stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," above). The Preferred Stock Sellers may convert their Junior Debentures into 86,750,000 shares of our common stock at a conversion price of $0.001 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

ABS  CURRENTLY  RELIES  ON  THREE  MAJOR  CUSTOMERS  FOR  ITS  REVENUE

     All of ABS's revenue currently comes from three major clients. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its remaining customer, or fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net operating losses of $99,306 for the three months ended March 31, 2005, $22,829 for the year ended December 31, 2004, and because we had a shareholders' deficit of $125,693 at March 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

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


ITEM  3.  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date the Company's disclosure controls and procedures were not adequate as we have been unable to timely file our reports and we are currently working to establish better controls and procedures.

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

ITEM  2.  CHANGES  IN  SECURITIES

     In January 2005, the Company agreed to issue 3,000,000 shares of the Company's common stock to London Finance Group, Ltd., a California corporation, pursuant to a Consulting Agreement, which have not been issued as of the filing of this report on Form 10-QSB.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

Changes  in  the  Company's  Officers  and  Directors

     On January 14, 2005, Ari Kaplan resigned as a Director of the Company, leaving Marc Ebersole as the sole officer and Director of the Company.

     On March 22, 2005, BH purchased the assets of Pro-Systems Parking Management, Inc., a Georgia corporation specializing in valet parking services ("Pro-Systems") for $10,000 consideration. The purchase also included the assignment and assumption of Pro-Systems' clients a two year non-compete agreement and a two year employment agreement with Pro-Systems' President, Tim Burns, which was entered into on March 15, 2005.

     The employment agreement provides for Mr. Burns to work for BH on a full time basis and to be responsible for general office work, hiring, training, auditing and marketing for BH. The term of the employment agreement is for two years. Mr. Burns is to be paid $500 per week, payable bi-weekly (every two weeks) and will receive commissions pursuant to the employment agreement after subtracting expenses as follows:

         (a) 20% of net revenues of new BH accounts originated by Mr. Burns;
         (b) 5% of net revenues of new BH accounts not originated by Mr. Burns;
         (c) 5% of net revenues of new business from existing BH clients;
         (d) 25% of net revenues of private parties originated by Mr. Burns, if Mr. Burns works the party;
         (e) 20% of net revenues of private parties originated by Mr. Burns, if Mr. Burns does not work the party; and
         (f) 5% of net revenues of private parties not organized by Mr. Burns.

     The employment agreement includes a confidentiality provision, whereby Mr. Burns is prohibited from disclosing any of BH's trade secrets and/or proprietary information to any third parties during the term of his employment and for one year following his termination. The employment agreement may be terminated by BH at any time if Mr. Burns fails to perform his duties in a manner satisfactory to BH.

     Additionally, Mr. Burns will not receive any commissions in connection with new clients which BH receives through acquisitions of previously existing companies, which the Company anticipates will be its main source of new clients moving forward.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

Exhibit No.          Description

10.1(1)         Stock  Exchange  Agreement
10.2(1)         Junior  Convertible  Debenture  -  The  Morpheus  Trust
10.3(1)         Junior  Convertible  Debenture  -  The  Gateway  Real  Estate
                 Investment  Trust
10.4(1)         Junior  Convertible  Debenture  -  Picasso,  LLC
10.5(1)         Junior  Convertible  Debenture  -  Burton  Partners,  LLC
10.6(1)         Junior  Convertible  Debenture  -  Livingston  Investments, Ltd.
10.7(1)         Senior  Secured  Debenture  with  Hyde  Investments,  Ltd.
10.8(1)         Security  Agreement
10.9(1)         Marc  Ebersole's  Employment  Agreement
10.10(1)        Marc  Ebersole's  Covenant  Not  To  Compete
10.11(1)        Consulting  Agreement
10.12(1)        Warrant  Agreement
10.13(2)        Addendum  to  Stock  Exchange  Agreement
10.14(2)        General  Release  and  Settlement  Agreement

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

(2) Filed as Exhibits to the Company's Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.

b)     REPORTS  ON  FORM  8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

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

o The Company filed a report on Form 8-K on February 16, 2005 to report that effective February 3, 2005, the client auditor relationship between the Company and Ham, Langston & Brezina, LLP, Certified Public Accountants ("Ham") ceased as the former accountant was dismissed, and that effective February 3, 2005, the Company engaged Meyler & Company, LLC, Certified Public Accountants ("Meyler") as its principal independent public accountant for the fiscal three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   National  Parking  Systems,  Inc.

DATED:  May  23,  2005               By: /s/  Marc  Ebersole
                                    ------------------------
                                        Marc  Ebersole,
                                        Chief  Executive  Officer
                                        and  Chief  Financial  Officer