Form 10QSB
period 2005-06-30
National Parking Systems, Inc.
filed 2005-08-22
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark  One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT  OF  1934

               For  the  quarterly  period  ended  June 30,  2005

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT

                 For  the  transition  period  from           to
                                                    --------      -------

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

     As of August 16, 2005, the issuer had 43,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock").

PART  I.  FINANCIAL  INFORMATION

Item 1. Financial Statements

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                     ASSETS

                                                                June 30,        December 31,
                                                                  2005             2004
                                                                --------        ------------
CURRENT ASSETS
   Cash                                                         $    974           $   4,554
   Accounts receivable                                            17,799               4,556
                                                                --------           ---------
          Total Current Assets                                    18,773               9,110

EQUIPMENT, net of depreciation                                    44,767              39,350
INTANGIBLE ASSETS
   Covenant not to compete, net of amortization of
       $93,179 and $11,221, respectively                         398,571             480,529
                                                                --------           ---------
                                                                $462,111           $ 528,989
                                                                ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                             $ 53,814           $   3,485
   Notes payable to an individual, unsecured                       5,200              10,700
   Notes payable to related parties                               12,000              30,000
   Current portion of long term debt                             339,321             346,827
   Accrued expenses                                                9,999               4,766
                                                                --------           ---------

         Total Current Liabilities                               420,334             395,778

LONG-TERM DEBT
   Loans payable, less current portion                           215,153             159,598

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001 authorized
      10,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 300,000,000
      shares authorized, 40,425,011 issued and
      outstanding at June 30, 2005 and
      December 31, 2004, respectively                             40,425               40,425
   Paid-in-capital
   Deficit accumulated during development stage                 (213,801)             (66,812)
                                                                --------           -----------
                                                                (173,376)             (26,387)
                                                                --------           -----------

                                                                $462,111             $528,989
                                                                ========           ===========

          See accompanying notes to consolidated financial statements.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                  Three Months Ended                Six Months Ended
                                      June 30,                           June 30,
                              ----------------------------      --------------------------
                                 2005              2004            2005            2004
                              ----------        ----------      -----------     -----------
NET SALES                     $  287,720        $   60,577      $   489,378     $   155,344

COSTS AND EXPENSES-
  Operating Expenses             285,424            57,269          539,484         140,957

  Rent                             6,291             2,700           10,341           7,019
  Depreciation and
  amortization                    43,687                             86,541
                              ----------        ----------      ------------     ----------

   Total Costs and Expenses      335,402            59,969          636,366         147,976
                              ----------        ----------      ------------     ----------

NET GAIN (LOSS)               $  (47,683)       $      608      $  (146,988)    $     7,368
                              ==========       ===========      ===========     ===========


NET LOSS PER COMMON SHARE     $    (0.01)            (0.01)     $     (0.01)    $     (0.01)
                              ==========      ============      ===========     ===========

  (Basic and diluted)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING         40,425,011        43,525,000       40,425,011      43,525,000
                              =========       ============      ===========     ===========

          See accompanying notes to consolidated financial statements.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For The Six Months Ended June 30,
                                                       ---------------------------------
                                                             2005             2004
                                                          -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $  (146,988)     $   10,900
  Adjustments to reconcile net loss to cash
  flows used in
    operating activities:
      Depreciation and amortization                            86,541
      Accounts receivable                                     (13,243)         (3,840)
      Accounts payable                                         50,329
      Accrued expenses                                          5,233
                                                          -----------      ----------
        Net Cash Flows Provided by (Used in)                  (18,128)          7,060
        Operating Activities                              -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets from Pro-Systems                         (10,000)
                                                          -----------
        Net Cash Flows Used in Investing Activities           (10,000)
                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt                                             (55,452)
  Proceeds from loans                                           80,000
                                                          ------------     ----------
        Net Cash Flows from Financing Activities                24,548
                                                          ------------

INCREASE (DECREASE) IN CASH                                      3,580         7,060

CASH, (OVERDRAFT) BEGINNING OF PERIOD                            4,554        (3,500)
                                                          ------------     ----------

CASH, END OF PERIOD                                       $        974     $    3,560
                                                          ============     ==========

SUPPLEMENTAL CASH FLOW
   INFORMATION:
  Issuance of notes/loans for equipment                   $     75,000


          See accompanying notes to consolidated financial statements.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the National Parking Systems, Inc., annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE  B  -  PURCHASE  OF  PRO-SYSTEMS  PARKING

     On March 22, 2005, National Parking Systems, Inc. purchased the assets of Pro-Systems Parking Management, Inc. ("Pro-Systems) for $10,000. This purchase included an assignment and assumption of Pro-Systems clients, a two year non-compete clause and an employment contract with the owner of Pro-Systems for one year at an amount of $500 per week.

NOTE  C  -  GOING  CONCERN

     As shown in the accompanying financial statements, the Company has incurred net losses of $47,683 for the three months ended June 30, 2005 and $22,829 for the year ended December 31, 2004, and a stockholders' deficit of $213,801 at June 30, 2005. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE  E  -  SUBSEQUENT  EVENT

     In July 2005, the Company issued 3,000,000 shares to a consultant for services rendered in connection with the reverse merger. The shares were registered as Form S-8.

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

     ABS currently has contracts to provide booting services to five parking companies, at an aggregate of approximately thirty-seven (37) locations.

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

RECENT  EVENTS

     The Company entered into a contract for additional booting services and a contract for additional parking services during the three months ended June 30, 2005. The Company entered into a contract with Druid Hills Presbyterian Church on May 1, 2005, for valet parking services. Under the contract, the Company and Druid Hills Presbyterian Church are to split all fees received from the Company's parking services for a period of sixty (60) days, at which time the parties will renegotiate a fee arrangement. The Company also entered into a contract with the Colonnade Condominium Association on July 13, 2005, to perform booting services in connection with the condominium's parking lot.

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

                                SENIOR DEBENTURE
                                -----------------

     In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently $380,000 has been advanced by Hyde pursuant to the Senior Debenture, including $20,000 which was advanced subsequent to the three months ended June 30, 2005. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture is October 15, 2005. The Company does not currently have cash on hand to repay the Senior Debenture. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

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

CONSULTING  AGREEMENT

     On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London") for management consulting and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 21, 2007, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, London shall be paid a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month, issued 3,000,000 shares of the Company's common stock, and given warrants to purchase up to 1,000,000 shares of the Company's common stock at $0.10 per share, ("Warrants") which vested immediately on January 5, 2005. Under the Consulting Agreement, the Company agreed that the shares issued to London shall be registered as soon as practicable under a Form S-8 or any other form of registration statement if a Form S-8 is not available in the reasonable opinion of the Company's Board of Directors or counsel. The 3,000,000 shares were registered pursuant to an S-8 Registration Statement and issued to two individuals who have disclaimed beneficial ownership, including the right to liquidate and/or vote each other's shares in June and July 2005.

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

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     We had net sales of $287,720 for the three months ended June 30, 2005, compared to net sales of $60,577 for the three months ended June 30, 2004, an increase of $227,143 or 375% from the prior period. This increase in sales was mainly attributable to the Company's organic growth, including additional contracts and increased business and sales as a result of the Company's acquisitions of BH and ABS.

     We had total costs and expenses of $335,402 for the three months ended June 30, 2005, as compared to total costs and expenses of $59,969 for the three months ended June 30, 2004, which represented an increase of $275,433 or 459% from the prior period. The increase in total costs and expenses included an increase of $228,155 in operating expenses, to $285,424 for the three months ended June 30, 2005, compared to $57,269 for the three months ended June 30, 2004; an increase in rent of $3,591, to $6,291 for the three months ended June 30, 2005, compared to $2,700 for the three months ended June 30, 2004, which increase included costs associated with the new offices we moved into in January 2005; and an increase in depreciation and amortization of $43,687, to $43,687 for the three months ended June 30, 2005, compared to $-0- in the prior period. The increase in expenses was mainly attributable to expenditures made by us in an attempt to offer competitive services to our clients, which expenditures included the purchase of additional signs, new uniforms for our valet parking workers and key storage facilities. Our depreciation expense for the six months ended June 30, 2005, included depreciation of assets received in the ABS and BH acquisitions, as well as amortization of the covenants not to compete in connection with the ABS and BH acquisitions.

     We had a net loss of $47,683 for the three months ended June 30, 2005, compared to a net gain of $608 for the three months ended June 30, 2004, a decrease of $48,291 from the prior period. The change from a net gain in the prior period to a net loss for the three months ended June 30, 2005, was caused by our 459% increase in total costs and expenses, which was not offset by the 375% increase in net sales.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

     We had net sales of $489,378 for the six months ended June 30, 2005, compared to net sales of $155,344 for the six months ended June 30, 2004, an increase of $334,034 or 215% from the prior period.

     We had total costs and expenses of $636,366 for the six months ended June 30, 2005, compared to total costs and expenses of $147,976 for the six months ended June 30, 2004, an increase of $488,390 or 330% from the prior period. The increase in total costs and expense was attributable to an increase in operating expenses to $539,484 for the six months ended June 30, 2005, compared to operating expenses of $140,957 for the six months ended June 30, 2004; an increase in rent of $3,322 to $10,341 for the six months ended June 30, 2005, compared to rent of $7,019 for the six months ended June 30, 2004, which increase included costs associated with the new offices we moved into in January 2005 and penalties associated with our failure to pay our rent in several months when due; and an increase in depreciation and amortization of $86,541 to $86,541 for the six months ended June 30, 2005, compared to $-0- for the six months ended June 30, 2004. The increase in expenses was mainly attributable to expenditures made by us in an attempt to offer competitive services to our clients, which expenditures included the purchase of additional signs, new uniforms for our valet parking workers, lawn care equipment to landscape our clients lots, key storage facilities, resurfacing of one of our customers parking lots, and surveillance equipment for two of our clients parking lots. Our depreciation expense for the six months ended June 30, 2005, included depreciation of assets received in the ABS and BH acquisitions, as well as amortization of the covenants not to compete in connection with the ABS and BH acquisitions.

     We had a net loss of $146,988 for the six months ended June 30, 2005, compared to a net gain of $7,368 for the six months ended June 30, 2004, a decrease of $154,356 from the prior period. The change from a gain for the six months ended June 30, 2004 to a net loss for the six months ended June 30, 2005 was attributable to the 330% increase in costs and expenses from the prior period, which was not sufficiently offset by the 215% increase in net sales for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had total assets of $462,111 as of June 30, 2005, which included $18,773 of current assets and $443,338 of non-current assets.

     As of June 30, 2005, our current assets consisted of cash of $974 and accounts receivable of $17,799.

     Our non-current assets consisted of equipment (net of depreciation) of $44,767, and intangible assets, representing a covenant not to compete (net of amortization of $93,179) of $398,571.

     We had total liabilities of $635,487 as of June 30, 2005, which consisted of $420,334 of current liabilities and $215,153 of long-term debt.

     Current liabilities as of June 30, 2005, consisted of $53,814 of accounts payable; $5,200 of notes payable to an individual, unsecured; $12,000 of notes payable to related parties; $339,321 of current portion of long term debt; and $9,999 of accrued expenses.

     Long-term debt consisted of $215,153 of loans payable, less current portion.

     We had $18,128 in net cash flows used in operating activities during the six months ended June 30, 2005, which consisted of net loss of $146,988; depreciation and amortization of $86,541; accounts receivable of $13,243;
accounts  payable  of  $50,329;  and  accrued  expenses  of  $5,233.

     We had net cash flows used in investing activities of $10,000 for the six months ended June 30, 2005, which consisted solely of purchase of assets from pro-systems.

     We had net cash flows from financing activities of $24,548 for the six months ended June 30, 2005, which consisted of payments on debt of $55,452; and proceeds from loans of $80,000.

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

                                  RISK FACTORS
                             -----------------------

NEED  FOR  ADDITIONAL  FINANCING.

     The Company requires approximately $15,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $380,000 to Hyde in connection with its Senior Debenture (as described below), which the Company currently does not have sufficient funds to repay. Additionally, the Company's goal is to grow its operations by acquiring additional booting and/or parking companies, which may include valet parking, parking management, parking control, or parking equipment companies, or possibly even the purchase existing parking lots or lots which can be made into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make. While the amount of additional financing the Company will require for these acquisitions is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY

     The Company currently owes $380,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on October 15, 2005. The Company is currently in discussions with Hyde to extend the due date of the Senior Debenture, of which there can be no assurance. As of June 30, 2005, the Company only had $974 in cash and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $380,000 to repay the Senior Debenture on October 15, 2005, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

WE  HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET

     We had total liabilities of $635,487 at June 30, 2005. We had current assets of $18,773 at June 30, 2005. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

MARC EBERSOLE CAN VOTE APPROXIMATELY 70.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS

     Marc Ebersole, our Chief Executive Officer, can vote an aggregate of 30,500,000 shares or approximately 70.2% of our outstanding common stock. Accordingly, Mr. Ebersole will exercise control in determining the outcome of all corporate transactions and other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares of the Company's common stock, will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Ebersole as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company, as well as whether any changes are made in the Company's Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

THE COMPANY FACES POTENTIAL LIABILITY FOR THE DEBTS OF ITS FORMER WHOLLY-OWNED SUBSIDIARY

     The Company's former Chief Executive Officer, Wayne Daley, represented to the Company's former auditor that $200,000 in notes payable of the Company's former wholly-owned subsidiary ("Notes") belonged to him, and that he therefore was able to release the Company from the obligations of the Notes in connection with a General Release and Settlement Agreement he entered into with the Company. The Company has received an executed release for liability for $100,000 of such notes. The Company has been unable to determine whether the remaining $100,000 in notes was validly assigned; however, as the remaining note was an obligation of the Company's former wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with that note. There is a possibility that creditors of the Company's former wholly-owned subsidiary could make claims against the Company alleging various successor liability theories. While the Company believes that such claims would have no merit, it cannot assure that such claims will not be successful. If the Company is forced to pay liabilities associated with the Company's former wholly-owned subsidiary, the Company may be liable for the $100,000 note, any accrued and unpaid interest, as well as any other liabilities associated with the Company's former wholly-owned subsidiary which are unknown to the Company at this time. If the Company is forced to defend or pay for liabilities associated with the Company's former wholly-owned subsidiary, it could have a materially adverse effect on the Company's results of operations and financial condition.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of the filing of this Form 10-QSB, we had 43,425,011 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 86,750,000 shares of our common stock at a conversion price of $0.001 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

ABS  CURRENTLY  RELIES  ON  FIVE  MAJOR  CUSTOMERS  FOR  ITS  REVENUE

     All of ABS's revenue currently comes from five major clients. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its customers and fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $47,683 for the three months ended June 30, 2005, $22,829 for the year ended December 31, 2004, and because we had a shareholders' deficit of $213,801 at June 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

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

ITEM  2.  CHANGES  IN  SECURITIES

     In June and July 2005, the Company issued 3,000,000 S-8 registered shares of the Company's common stock to two individuals who have disclaimed beneficial ownership, including the right to liquidate and/or vote each other's shares, in connection with the shares agreed to be issued to Finance Group, Ltd., a California corporation, in connection with the Consulting Agreement, described above under "Item 2. Management's Discussion and Analysis or Plan of Operation."

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

Exhibit No.          Description

10.1(1)         Stock  Exchange  Agreement
10.2(1)         Junior  Convertible  Debenture  -  The  Morpheus  Trust
10.3(1)         Junior  Convertible  Debenture  -  The  Gateway  Real  Estate
                  Investment  Trust
10.4(1)         Junior  Convertible  Debenture  -  Picasso,  LLC
10.5(1)         Junior  Convertible  Debenture  -  Burton  Partners,  LLC
10.6(1)         Junior  Convertible  Debenture  -  Livingston  Investments, Ltd.
10.7(1)         Senior  Secured  Debenture  with  Hyde  Investments,  Ltd.
10.8(1)         Security  Agreement
10.9(1)         Marc  Ebersole's  Employment  Agreement
10.10(1)        Marc  Ebersole's  Covenant  Not  To  Compete
10.11(1)        Consulting  Agreement
10.12(1)        Warrant  Agreement
10.13(2)        Addendum  to  Stock  Exchange  Agreement
10.14(2)        General  Release  and  Settlement  Agreement
31.1*           Certificate  of  the  Chief  Executive Officer  and  Chief
                Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                Act  of 2002
32.1*           Certificate of the Chief Executive Officer and Chief Financial
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

*  Filed  Herein.

(1) Filed as Exhibits to the Company's Form 8-K filed on January 28, 2005, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2005 or the subsequent period up to the date this quarterly report on Form 10-QSB was filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 National  Parking  Systems,  Inc.

DATED:  August 22,  2005                 By: /s/  Marc  Ebersole
                                           ------------------------
                                           Marc Ebersole,
                                           Chief Executive Officer
                                           and Chief Financial Officer