Form 10KSB/A
period 2004-12-31
National Parking Systems, Inc.
filed 2005-10-20
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                 Amendment  No. 1
(Mark One)

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


     As of April 1, 2005, the issuer had 40,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 3,000,000 shares of Common Stock which we had agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," below, under Item 1, "Description of Business"), which shares were issued subsequent to our original 10-KSB filing.



     This Amended Report on Form 10-KSB is being filed to clarify that the Registrant's Controls and Procedures were effective as of the date of the period covered by this Amended 10-KSB, to clarify under the Management's Discussion and Analysis or Plan of Operation that the increase in sales for the period ended December 31, 2004 compared to the period ending December 31, 2003, was not due to any change in the Registrant's accounting practices, and was solely due to organic growth; to add disclosure under Note A of the Registrant's audited financials to disclose the Registrant's revenue recognition policy; and to revise Note C of the Registrant's audited financial statements to clarify that there was only notes payable issued for covenants not to compete with former shareholders, and not covenants not to compete and cash payments. All other sections of this Amended Report on Form 10-KSB, unless otherwise stated, remain the same as originally filed by the Registrant on May 3, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.



     Additionally, the share amounts listed below do not take into account the Registrant's 4:1 forward stock split, which was effected for shareholders of record on October 20, 2005.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


                         NATIONAL PARKING SYSTEMS, INC.
                                  FORM 10-KSB/A
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

                            BH HOLDING COMPANY, INC.
                            ------------------------


     BH, was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, of which approximately $14,583 remained unpaid as of the date of our filing of our original Report on Form 10-KSB, c) $30,000 in the form of a promissory note to Mr. Ebersole, which bears interest at 18% per year, and is payable in monthly installments of $900 for the first year, with the remaining balance, payable on December 1, 2005, of which approximately $19,000 remained unpaid as of the date of our filing of our original Report on Form 10-KSB, and d) 10,000 shares of BH common stock which were granted to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-KSB/A, references to BH include J&K).


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

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003


     The Company's net sales increased $64,036, to $317,595 for the year ended December 31, 2004, compared to $253,559 for the year ended December 31, 2003. This increase in sales was mainly attributable to organic growth.


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

Revenue Recognition Policy
--------------------------

Revenue is recognized for the valet and parking establishments when the service is performed. Cash is collected immediately and deposited in the bank the next day with proper reconciliation and accountability. In connection with the booting services, revenue is recognized when the service is performed.


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

                                                $39,350
                                                ========

                                      F 8

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  C  -  COVENANT-NOT-TO-COMPETE


The covenant-not-to-compete at December 31, 2004 is based upon a series of notes issued to former shareholders for non-compete agreements. These agreements are being amortized over a period of 3 years.


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

ITEM 8A. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period up to and including the end of the period covered by this Annual Report on Form 10-KSB/A (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------

10.1(1)         Stock Exchange Agreement
10.2(1)         Junior Convertible Debenture - The Morpheus Trust
10.3(1)         Junior Convertible Debenture - The Gateway Real Estate
                  Investment Trust
10.4(1)         Junior Convertible Debenture - Picasso, LLC
10.5(1)         Junior Convertible Debenture - Burton Partners, LLC
10.6(1)         Junior Convertible Debenture - Livingston Investments, Ltd.
10.7(1)         Senior Secured Debenture with Hyde Investments, Ltd.
10.8(1)         Security Agreement
10.9(1)         Marc Ebersole's Employment Agreement
10.10(1)        Marc Ebersole's Covenant Not To Compete
10.11(1)        Consulting Agreement
10.12(1)        Warrant Agreement
10.13(3)        Addendum to Stock Exchange Agreement
10.14(3)        General Release and Settlement Agreement
16.1(2)         Letter  from  Ham,  Langston  &  Brezina,  LLP,  Certified
                  Public Accountants
21.1(3)         Subsidiaries of the Company

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


(3) Filed as Exhibits to the Company's Report on Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.


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

                         NATIONAL PARKING SYSTEMS, INC.


DATED:  October 20, 2005                        By: /s/ Marc Ebersole
                                               ------------------------
                                             Marc Ebersole
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                           DATE

/s/ Marc Ebersole          Chief Executive Officer,      October 20, 2005
----------------------     Chief Financial Officer,
Marc Ebersole              and Director