Form 10QSB/A
period 2005-03-31
National Parking Systems, Inc.
filed 2005-10-20
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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


     As of May 17, 2005, the issuer had 40,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 3,000,000 shares of Common Stock which we have agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," below, under Item 2, "Management's Discussion and Analysis or Plan of Operation"), which shares were issued subsequent to the filing of our original Report on Form 10-QSB for the period ended March 31, 2005.



     This Amended Report on Form 10-QSB is being filed by the Registrant to correct the Registrant's disclosure in its previous 10-QSB filing for the period ended March 31, 2005, which stated that the Registrant's disclosure controls and procedures were not effective as of March 31, 2005. In fact, the Registrant's disclosure controls and procedures were effective as of March 31, 2005, and this Amended Report on Form 10-QSB is being filed by the Registrant to disclose such. All other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on May 23, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

NOTE B - PURCHASE OF PRO-SYSTEMS PARKING

On March 22, 2005, National Parking Systems, Inc. purchased the assets of Pro-Systems Parking Management, Inc. ("Pro-Systems) for $10,000. This purchase included an assignment and assumption of Pro-Systems clients, a two year non-compete clause and an employment contract with the owner of Pro-Systems for one year at an amount of $200 per week.

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


ITEM  3.  CONTROLS  AND  PROCEDURES


     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our last Annual Report on Form 10-KSB and up to and including the end of the period covered by this Quarterly Report on Form 10-QSB/A (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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