Form 10QSB/A
period 2005-06-30
National Parking Systems, Inc.
filed 2005-10-20
CIK 1178377

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

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT

                 For  the  transition  period  from           to
                                                    ----------    ---------

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


     This Amended Report on Form 10-QSB is being filed by the Registrant to correct the Registrant's disclosure in its previous 10-QSB filing for the period ended June 30, 2005, which stated that the Registrant's disclosure controls and procedures were not effective as of June 30, 2005. In fact, the Registrant's disclosure controls and procedures were effective as of June 30, 2005, and this Amended Report on Form 10-QSB is being filed by the Registrant to disclose such. All other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on August 22, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

                                  RISK FACTORS
                             -----------------------

NEED  FOR  ADDITIONAL  FINANCING.

     The Company requires approximately $25,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $380,000 to Hyde in connection with its Senior Debenture (as described below), which the Company currently does not have sufficient funds to repay. Additionally, the Company's goal is to grow its operations by acquiring additional booting and/or parking companies, which may include valet parking, parking management, parking control, or parking equipment companies, or possibly even the purchase existing parking lots or lots which can be made into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make. While the amount of additional financing the Company will require for these acquisitions is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions, and may be forced to curtail or abandon its business plan.

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