Form 10QSB
period 2005-09-30
BIOSTEM, INC.
filed 2005-11-21
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark  One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT  OF  1934

               For  the  quarterly  period  ended  September 30,  2005

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT

                 For  the  transition  period  from           to
                                                    ----------    ---------

                       Commission  file  number  000-49933


                                  BIOSTEM, INC.
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


                         NATIONAL PARKING SYSTEMS, INC.
                       ----------------------------------
                            (Former name and address)


Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of November 16, 2005, the issuer had 175,218,044 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART  I.  FINANCIAL  INFORMATION

Item 1. Financial Statements


                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                     ASSETS


                                                                      September 30,    December 31,
                                                                          2005             2004
                                                                      ------------     ------------
CURRENT ASSETS

 Cash                                                                                  $      4,554
   Accounts receivable                                                $     29,684            4,556
                                                                      ------------     ------------
          Total Current Assets                                              29,684            9,110

EQUIPMENT, net of depreciation                                              42,059           39,350
INTANGIBLE ASSETS
   Covenant not to compete, net of amortization of
       $134,158 and $11,221, respectively                                  357,592          480,529
                                                                      ------------     ------------
                                                                      $    429,335     $    528,989
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                     $      7,955
   Accounts Payable                                                        117,938     $      3,485
   Notes payable to an individual, unsecured                                 3,200           10,700
   Notes payable to related parties                                         12,000           30,000
   Current portion of long term debt                                       339,321          346,827
   Accrued expenses                                                          9,999            4,766
                                                                      ------------     ------------

         Total Current Liabilities                                         490,413          395,778

LONG-TERM DEBT
   Loans payable, less current portion                                     206,820          159,598

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 authorized
      10,000,000 shares, none issued and outstanding
   Common stock $0.001 par value, 300,000,000
      shares authorized, 43,425,011 issued and
      outstanding at September 30, 2005 and
      December 31, 2004, respectively                                       43,425           40,425
   Paid-in-capital                                                         297,000
   Accumulated deficit                                                    (608,323)         (66,812)
                                                                      ------------     ------------
                                                                          (267,898)         (26,387)
                                                                      ------------     ------------

                                                                      $    429,335     $    528,989
                                                                      ============     ============



          See accompanying notes to consolidated financial statements.



                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                             Three Months Ended         Nine Months Ended
                                               September 30,               September 30,
                                           ---------------------       ---------------------
                                              2005        2004           2005         2004
                                           ----------   --------       ---------    --------
NET SALES                                  $  291,939   $ 60,680       $ 781,317    $216,024


COSTS AND EXPENSES-
     Operating Expenses                       339,967     57,936         879,451     198,893
Stock based compensation                      300,000                    300,000
     Rent                                       2,808      4,050          13,149      11,069
     Depreciation and amortization             43,687                    130,228
                                           ----------   --------       ---------    --------

          Total Costs and Expenses            686,462     61,986       1,322,828     209,962
                                           ----------   --------       ---------    --------

NET (LOSS) INCOME                          $(394,523)  $ (1,306)      $(541,511)   $  6,062
                                           ==========   ========       =========    ========

NET (LOSS) INCOME  PER COMMON
     SHARE (Basic and diluted)             $    (0.01) $  (0.01)      $   (0.01)   $   0.01
                                           ==========   ========       =========    ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      42,414,142  40,425,011     41,095,341  40,425,011



          See accompanying notes to consolidated financial statements


                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Period Ended September 30,
                                                                       --------------------------
                                                                         2005              2004
                                                                       ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(541,511)        $  6,062
  Adjustments to reconcile net loss to cash flows used in
    operating activities:
      Stock based compensation                                           300,000
      Depreciation and amortization                                      130,228
      Accounts receivable                                                (25,128)          (2,390)
      Accounts payable                                                   114,453
      Accrued expenses                                                     5,233
                                                                       ---------
        Net Cash Flows Provided by (Used in) Operating Activities        (16,725)           3,672
                                                                       ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets from Pro-Systems                                    (10,000)
                                                                       ---------         --------
        Net Cash Flows Used in Investing Activities                      (10,000)
                                                                       ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt                                                       (94,216)
  Proceeds from loans                                                     80,000
                                                                       ---------         --------
        Net Cash Flows from Financing Activities                          14,216
                                                                       ---------         --------

INCREASE (DECREASE) IN CASH                                              (12,509)           3,672

CASH, (OVERDRAFT) BEGINNING OF PERIOD                                      4,554           (4,550)
                                                                       ---------         --------

CASH, (OVERDRAFT) END OF PERIOD                                        $  (7,955)        $   (878)
                                                                       =========         ========




          See accompanying notes to consolidated financial statements.

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the National Parking Systems, Inc., annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE  B  -  GOING  CONCERN

     As shown in the accompanying financial statements, the Company has incurred net losses since inception of $267,898 and has a stockholders' deficit of $608,323 at September 30, 2005. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C  -  COMMITMENTS  AND  CONTINGENCIES

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

                         NATIONAL PARKING SYSTEMS, INC.
                (Formerly Cascade Mountain Mining Company, Inc.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE  D  -  STOCKHOLDERS'  EQUITY

     In July 2005, the Company issued 3,000,000 shares under an approved S-8 stock plan to consultants for services rendered in connection with the Company's reverse merger. The shares were valued at $0.10 per share. Accordingly, stock based compensation in the amount of $300,000 was recorded.

NOTE E - SUBSEQUENT EVENT

     On October 10, 2005, 10,000 shares of post 4:1 forward split shares of common stock were issued to David M. Loev, the Company's attorney, in consideration for legal services rendered to the Company.

     On October 12, 2005, 8,000 shares of post 4:1 forward split shares of were issued to Stephen A. Zrenda, Jr. in consideration for legal services rendered to the Company.

     On October 20, 2005, the Board of Directors approved a 4 for 1 forward split.

     On November 11, 2005, 1,500,000 shares of the Company's common stock were issued to consultants for services rendered.

     On November 18, 2005, the shareholders approved the change of the Company's name to BioStem, Inc.

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

                        BUSINESS HISTORY AND DEVELOPMENT

     BioStem, Inc. ((National Parking Systems, Inc., during the time period of this Report, up to November 18, 2005, as described below under "Subsequent Events,") the "Company") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. on June 17, 2003, in connection with a Certificate of Amendment to the Company's Articles of Incorporation. The Certificate of Amendment also affected a 60:1 forward stock split, which became effective on June 24, 2003.

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

     Unless otherwise stated, all share amounts in this Report on Form 10-QSB reflect the Company's 60:1 forward split effected on June 24, 2003, the Company's 1:4,000 reverse split effected on January 7, 2005, and the Company's 4:1 Forward Stock Split described in more detail under Subsequent Events, below (the "Stock Splits").

     On January 13, 2005, the Company, acquired 100% of the issued and outstanding shares of ABS Holding Company, Inc., a Nevada corporation ("ABS") and BH Holding Company, Inc., a Nevada corporation ("BH") in exchange for 161,200,000 restricted shares (the "Shares") of the Company's Common Stock, an aggregate of $86,750 in Junior Convertible Debentures ("Junior Debentures"), and the assumption of $335,000 of ABS's and BH's obligations under a Senior Secured Convertible Debenture (the "Senior Debenture," described in greater detail below under "Senior Debenture") (collectively, the "Exchange"), in connection with a Stock Exchange Agreement, entered into between the Company, ABS, BH, The Morpheus Trust ("Morpheus"), Livingston Investments, Ltd. ("Livingston"), Burton Partners, LLC ("Burton"), Picasso, LLC ("Picasso"), and The Gateway Real Estate Investment Trust ("Gateway") (the "Exchange Agreement").

     In connection with the Exchange Agreement, the Company also entered into a Security Agreement providing that the Senior Debenture shall be secured by all of the assets of the Company ("Security Agreement").

     Pursuant to the Exchange, the Company's Chief Executive Officer, Marc Ebersole, who was the sole shareholder of the common stock of both ABS and BH prior to the Exchange, received 161,200,000 restricted shares of the Company's Common Stock in exchange for his common stock shares of ABS and BH. Mr. Ebersole subsequently transferred 4,400,000 of those restricted shares to two individuals, on of which was the Company's Director, Scott A. Schweber who received 4,000,00 shares. Mr. Ebersoel transferred an additional 4,000,000 restricted shares to his niece, Christine Ebersole, who is also an employee and Director of the Company. Additionally, Morpheus, Livingston, Burton, Picasso and Gateway (the "Preferred Stock Sellers") each exchanged their right to receive 1,000 preferred shares of ABS and 1,000 preferred shares of BH to the Company, for 6,200,000 restricted shares of the Company's Common Stock and a $17,350 Junior Debenture, for an aggregate of 31,000,000 shares and $86,750 in Junior Debentures (the Junior Debentures are described in greater detail below under "Junior Debentures").

     On August 12, 2005, the Company's Board of Directors appointed Scott Schweber and Christine Ebersole, who is the niece of Marc Ebersole, our Chief Executive Officer, as Directors of the Company. As a result of the appointment of Mr. Schweber and Ms. Ebersole, the officers and Directors of the Company are as follows:

     Marc  Ebersole               Chief  Executive  Officer,  President,  Chief
                                  Financial  Officer,  Treasurer,  Secretary and
                                  Director

     Christine  Ebersole          Director

     Scott  Schweber              Director

 NEWLY  APPOINTED  DIRECTORS:
----------------------------

   CHRISTINE  EBERSOLE

     Christine Ebersole has served as a Director of the Company since August 12, 2005. She has served as the Company's Office Manager since November 2004. From June 2003 to April 2004, she worked as a waitress at the Executive Club in New York City, New York. From September 2002 to June 2003, she was employed as an Office Manager with Sanford and Associates, in New York City, New York. From September 1999 to September 2002, she was employed as territory manger and pet sitter for Critter Sitters in Atlanta, Georgia. Ms. Ebersole is the niece of our Chief Executive Officer and Director, Marc Ebersole.

   SCOTT  SCHWEBER

     Scott Schweber has served as a Director of the Company since August 12, 2005. Mr. Schweber has provided various legal services to the Company since November 2004. Since January 2004, he has served as "Of Counsel" to Dietrick, Evans, Scholz & Williams, L.L.C. in Atlanta, Georgia. From January 1993 to January 2004, he served as a partner with the law firm Schweber, Izenson & Anderson, LLP, in Atlanta Georgia. Mr. Schweber obtained a Bachelors degree in Social Thought and Political Economy in 1982, from the University of Massachusetts and a Juris Doctorate from Emory University in 1985. Mr. Schweber is admitted to the State Bar of Georgia.

SUBSEQUENT  EVENTS

     In October 2005, the Company implemented a program to review all prior Board of Directors and shareholder resolutions, and confirm that they were complete and complied with state law and the Company's Articles of Incorporation and Bylaws. As some past resolutions were unable to be located, and some resolutions may not have been approved by the unanimous consent of the Company's Board of Directors, the Company's previous Directors ratified many of the Company's past board resolutions which had been affected during the past two years. Additionally, the Company was unable to locate certain of these Directors' signatures on various Board of Directors resolutions, and as a result, the Company went back and obtained the signatures of the Company's previous Directors on many of the Company's Board of Directors minutes, which were signed in 2003, 2004 and 2005. The Company believes that the newly signed Board of Directors minutes do not materially change any of the Company's previous Board of Directors resolutions or effect any material actions that are inconsistent with prior filings.

     The Company affected a 4:1 forward stock split for the Company's shareholders of record as of October 20, 2005 ("Forward Stock Split"). Prior to the Forward Stock Split, the Company had 43,429,511 shares of common stock outstanding. Immediately following the Forward Stock Split, the Company had 173,718,044 shares of common stock outstanding.

     Effective November 18, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to "BioStem, Inc." and to state that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors. The amendment was approved by the Company's majority shareholder by a written consent to action without a meeting on November 16, 2005. Notice of the written consent was given to the shareholders of the Company in an information statement mailed to the shareholders of the Company on or about October 27, 2005. The number of shares of the Company outstanding as of the record date of the written consent was 43,425,011 pre 4:1 Forward Stock Split shares and the number of shares entitled to vote was the same. The number of shares which voted to approve the amendment was 30,500,000 pre 4:1 Forward Stock Split shares, which represented a majority of the issued and outstanding shares of the Company.

     As a result of the name change, the Company's common stock will trade under the new stock symbol "BTEM" beginning on November 18, 2005.

     Through changing the Company's name, the Company's management hopes to make the Company look more attractive for a merger or acquisition with companies in the stem cell field. While the Company's management hopes to merge with or be acquired by a company in the stem cell field in the future. Other than the FSI Consulting Agreement (discussed below under "Subsequent Events"), the Company has not entered into any definitive agreements with any companies in connection with mergers or acquisitions.

                               BUSINESS OPERATIONS

     Since the date of the Exchange, the Company's focus has been parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc. ("BH") and vehicle immobilization services which the Company operates though its wholly owned subsidiary ABS Holding Company, Inc. ("ABS"), described in greater detail below. Approximately fifty percent (50%) of the Company's revenues come from BH, with the remaining fifty percent (50%) coming from ABS.

     BH currently operates in the Atlanta, Georgia area, however, BH plans to expand its operations to other locations in the future, as part of its business plan.

     The bulk of BH's clients, approximately 98%, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately thirty-two (32) locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

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

     ABS currently has contracts to provide booting services to five parking companies, at an aggregate of approximately thirty (30) locations.

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

                                JUNIOR DEBENTURES
                            ------------------------

     In addition to the 6,200,000 restricted shares of the Company's Common Stock which each of the Preferred Stock Sellers received, each Preferred Stock Seller received a Junior Debenture in the amount of $17,350, for a total of $86,750. The Junior Debentures do not bear interest and are payable on January 31, 2010. Additionally, the Junior Debentures are convertible at the request of the holder, at the lesser of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.00025. Each Junior Debenture has a provision limiting the Junior Debenture holder to not beneficially own more than 4.99% of the Company's outstanding Common Stock. However, in the event of an "event of default" under the Junior Debentures, the conversion price will be 50% of the conversion price then in effect, and if an event of default continues for Sixty (60) days, the 4.9% ownership limit will not apply.

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

     Pursuant to each Junior Debenture, the Preferred Stock Sellers can currently each convert their $17,350 Junior Debenture into 69,400,000 shares of the Company's common stock, based on a conversion price of $0.00025, provided however that under each Junior Debenture, no Preferred Stock Seller may hold more than 4.99% of the Company's outstanding common stock at one time.

                                SENIOR DEBENTURE
                                -----------------

     In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004.

Currently $380,000 has been advanced by Hyde pursuant to the Senior Debenture, including $20,000 which was advanced during the three months ended September 30, 2005. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005. As a result of the Extension, the due date of the Senior Debenture is now June 30, 2006. The Company does not currently have cash on hand to repay the Senior Debenture. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

      The conversion rate of the Senior Debenture is the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.0025. An event of default under the Senior Debenture occurs if, the Company does not make payment of the principal of the Senior Debenture when due and payable at maturity, the Company does not make a payment other than the total owed at maturity within five (5) days of the due date, the Company defaults under any indebtedness or obligation where the amount is equal to at least $100,000, or if the Company commences a voluntary petition under bankruptcy law, among others. Upon an event of default under the Senior Debenture, Hyde may declare the remaining amount of the principal, together with all accrued interest to be due and payable.

CONSULTING  AGREEMENT

     On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London") for management consulting and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 21, 2007, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, London shall be paid a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month, which monthly fee has never been paid by the Company, and which $55,000 has been accrued which is owed to London as of September 30, 2005 in connection with; issued 12,000,000 shares of the Company's common stock; and given warrants to purchase up to 4,000,000 shares of the Company's common stock at $0.025 per share, ("Warrants") which vested immediately on January 5, 2005. The 12,000,000 shares were registered pursuant to an S-8 Registration Statement and issued to two individuals who have disclaimed beneficial ownership, including the right to liquidate and/or vote each other's shares in June and July 2005.

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

     Under the Consulting Agreement, the Company, with London's consent, may choose to issue London its Consulting Fee in restricted common stock or freely tradable registered common stock. Restricted common stock shall be issued to London in consideration for the Consulting fee at a rate equal to the lesser of
(i) Fifty percent (50%) of the market price of the Company's common stock on the day prior to the closing date of the Transaction, or (ii) $0.025 per share. Registered common stock, without restrictive legend shall be issued to London in consideration for the Consulting Fee at a rate equal to seventy percent (70%) of the market price of the Company's common stock on the day prior to the closing of the Transaction.

     Additionally, under the Consulting Agreement, the Company agreed to give London piggy back registration rights in the event the Company shall file a registration statement with the Securities and Exchange Commission.

     The Company may terminate the Consulting Agreement at any time for cause, if London engages in gross and willful misconduct that is materially and significantly injurious to the Company, and, after written notice of such conduct, London fails to cure such conduct within thirty (30) days. After giving notice to London, London will be entitled to a hearing in front of the Company's entire Board of Directors, whereby it will have the opportunity to hear the Board's reason for termination and be given a chance to rebut the changes against it. In the event the Company terminates the Consulting Agreement without cause, the Company shall be obligated to pay London liquidated damages in the amount of (a) $250,000 or (b) the greater of (i) 4,000,000 shares of common stock (subject to adjustment for any stock splits or combinations) which shall be registered with the Securities and Exchange Commission or (ii) the total value of all fees and other compensation paid or payable to London over the 12 months prior to the date given by the Company of its intended intent to terminate the relationship.

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

     In connection with the Consulting Agreement, the Company and London entered into a Warrant Agreement for 4,000,000 Warrants to purchase shares of the Company's common stock ("Warrant Agreement"). The Warrants granted to London vested immediately on January 5, 2005, and shall remain valid until January 5, 2009. Under the Warrant Agreement, London shall only be entitled to exercise its Warrants if after exercised, London will beneficially own shares representing no more than 4.99% of the Company's outstanding common stock, unless waived by the Company in writing. The Warrants are exercisable at a price of $0.025 per share. Additionally, London has cashless exercise rights pursuant to the Warrants, whereby it can exercise its rights under the Warrant Agreement by accepting less shares and without paying any cash to the Company. Additionally, the Company gave London piggyback registration rights in connection with the Warrants, which means if the Company decides to file a registration statement for its securities in the future, London can give notice to the Company and have any shares which it was issued pursuant to the Warrants included in any registration statement.

SUBSEQUENT EVENTS

CONSULTING AGREEMENT

     On November 11, 2005, the Company entered into a consulting agreement with Vijay Alimchandani, dba Financial Systems International ("FSI" and the "FSI Consulting Agreement"). Pursuant to the FSI Consulting Agreement, FSI agreed to provide financial and management advice and consulting to the Company in connection with its desire to acquire a company in the stem cell business and to secure valuable management consulting to assist the Company in its operations, strategy and in its negotiations with vendors, customers and strategic partners ("Consulting Services"). The term of the FSI Consulting Agreement ends on June 30, 2006 ("Consulting Term"). During the Consulting Term, FSI shall use its best efforts to perform those actions and responsibilities necessary to assist the Company in the negotiation, documentation and closing of the acquisition of a stem cell company. In consideration for FSI providing the Consulting Services, the Company agreed to issue FSI 1,500,000 shares of the Company's restricted common stock and to issue FSI a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. If by the end of the Term of the FSI Consulting Agreement the Company has not entered into an acquisition of a stem cell company, the Company shall have the right to re-purchase the 1,500,000 shares and warrant to purchase 500,000 shares for a total of $1,000. The Company issued FSI 1,500,000 restricted shares of common stock and granted FSI warrants to purchase up to 500,000 shares of the Company's common stock on November 11, 2005, pursuant to the FSI Consulting Agreement.

     The  warrant  agreement  with  FSI  (the  "FSI  Warrant Agreement" and "FSI
Warrants"), gives FSI the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The FSI Warrants may be exercised at any time before November 11, 2010, to the extent that after such exercise of all or part of the FSI Warrant that FSI does not hold more than 4.99% of the Company's then outstanding common stock. The FSI Warrant vested immediately after the FSI Warrant was issued. The exercise price of the FSI
Warrant shall be adjusted in the event that the Company affects a forward or reverse stock split.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     We had net sales of $291,939 for the three months ended September 30, 2005, compared to net sales of $60,680 for the three months ended September 30, 2004, an increase of $231,259 or 381% from the prior period. This increase in sales was mainly attributable to the Company's organic growth, including additional contracts and increased business and sales as a result of the Company's acquisitions of BH and ABS.

     We had total costs and expenses of $686,462 for the three months ended September 30, 2005, as compared to total costs and expenses of $61,986 for the three months ended September 30, 2004, which represented an increase of $624,476 or 1,007% from the prior period. The increase in total costs and expenses included an increase of $282,031 in operating expenses, to $339,967 for the three months ended September 30, 2005, compared to $57,936 for the three months ended September 30, 2004; an increase in stock based compensation of $300,000, to $300,000 for the three months ended September 30, 2005, compared to $-0- for the three months ended September 30, 2004; an increase in depreciation and amortization of $43,687, to $43,687 for the three months ended September 30, 3005, compared to $-0- for the three months ended September 30, 2004; offset by a decrease in rent of $1,242, to $2,808 for the three months ended September 30, 2005, compared to $4,050 for the three months ended September 30, 2005. The increase in our expenses for the three months ended September 30, 2005, compared to the three months ended September 30, 2004 was mainly attributable to $300,000 of stock based compensation, representing the issuance of 12,000,000 shares of common stock to London Finance Group, Ltd., in connection with the Consulting Agreement described above, as well as additional costs and expenses in connection with the operations of BH and ABS and legal and accounting expenses in connection with the Company being publicly traded.

     We had a net loss of $394,523 for the three months ended September 30, 2005, compared to a net loss of $1,306 for the three months ended September 30, 2004, an increase in net loss of $393,217 from the prior period. The increase in our net loss for the three months ended September 30, 2005, was caused by our 1,007% increase in total costs and expenses, which was not offset by the 381% increase in net sales.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     We had net sales of $781,317 for the nine months ended September 30, 2005, compared to net sales of $216,024 for the nine months ended September 30, 2004, an increase of $565,293 or 262% from the prior period.

     We had total costs and expenses of $1,322,828 for the nine months ended September 30, 2005, compared to total costs and expenses of $209,962 for the nine months ended September 30, 2004, an increase of $1,112,866 or 530% from the prior period. The increase in total costs and expense was attributable to an increase in operating expenses to $879,451 for the nine months ended September 30, 2005, compared to operating expenses of $198,893 for the nine months ended September 30, 2004; an increase in rent to $13,149 for the nine months ended
September  30,  2005,  compared  to  rent  of  $11,069 for the nine months ended
September 30, 2004, which increase included costs associated with the new offices we moved into in January 2005 and penalties associated with our failure to pay our rent in several months when due; and an increase in depreciation and amortization of $130,228 to $130,228 for the nine months ended September 30, 2005, compared to $-0- for the nine months ended September 30, 2004; as well as an increase in stock based compensation of $300,000, to $300,000 for the nine months ended September 30, 2005, compared to $-0- for the nine months ended September 30, 2004. The increase in expenses was mainly attributable to $300,000 of stock based compensation, representing the issuance of 12,000,000 shares of common stock to London Finance Group, Ltd., in connection with the Consulting Agreement described above, as well as expenditures made by us in an attempt to offer competitive services to our clients, which expenditures included the purchase of additional signs, new uniforms for our valet parking workers, lawn care equipment to landscape our client's lots, key storage facilities, resurfacing of one of our customer's parking lots, and surveillance equipment for two of our client's parking lots. Our depreciation expense for the nine months ended September 30, 2005, included depreciation of assets received in the ABS and BH acquisitions, as well as amortization of the covenants not to compete in connection with the ABS and BH acquisitions.

     We had a net loss of $541,511 for the nine months ended September 30, 2005, compared to net income of $6,062 for the nine months ended September 30, 2004, a decrease of $547,573 from the prior period. The change from net income for the nine months ended September 30, 2004 to a net loss for the nine months ended September 30, 2005 was attributable to the 903% increase in costs and expenses from the prior period, which was not sufficiently offset by the 262% increase in net sales for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We had total assets of $429,335 as of September 30, 2005, which included $29,684 of current assets and $399,651 of non-current assets.

     As of September 30, 2005, our current assets consisted of accounts receivable of $29,684. As of September 30, 2005 we had $-0- in cash.

     Our non-current assets consisted of equipment (net of depreciation) of $42,059, and intangible assets, representing a covenant not to compete (net of amortization of $134,158) of $357,592.

     We had total liabilities of $697,233 as of September 30, 2005, which consisted of $490,413 of current liabilities and $206,820 of long-term debt.

     Current liabilities as of September 30, 2005, consisted of $7,955 of bank overdraft; $117,938 of accounts payable, which included $55,000 owed to London in connection with the Consulting Agreement; $3,200 of notes payable to an individual, unsecured; $12,000 of notes payable to related parties; $339,321 of current portion of long term debt; and $9,999 of accrued expenses.

     We had negative working capital of $448,354 on September 30, 2005.

     Long-term debt consisted of $206,820 of loans payable, less current portion.

     We had $16,725 in net cash flows used in operating activities during the nine months ended September 30, 2005, which consisted mainly of $541,511 of net loss, offset by $300,000 of stock based compensation, representing the issuance of 12,000,000 shares of common stock to London Finance Group, Ltd., in connection with the Consulting Agreement described above and $114,453 in accounts payable, which included $55,000 owed to London in connection with the Consulting Agreement.

     We had net cash flows used in investing activities of $10,000 for the nine months ended September 30, 2005, which consisted solely of the purchase of assets from Pro-Systems.

     We had net cash flows from financing activities of $14,216 for the nine months ended September 30, 2005, which consisted of payments on debt of $94,216; and proceeds from loans of $80,000.

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

                                  RISK FACTORS
                               -----------------

NEED  FOR  ADDITIONAL  FINANCING.

     The Company requires approximately $40,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $380,000 to Hyde in connection with its Senior Debenture (as described below), $55,000 to London in connection with the Consulting Agreement, described above, and had overdrawn its bank account by $7,955 as of September 30, 2005, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

     The Company currently owes $380,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on June 30, 2006. As of September 30, 2005, the Company had $-0- in cash, had overdrawn its bank account by $7,955 and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $380,000 to repay the Senior Debenture on June 30, 2006, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

WE ARE CURRENTLY IN NEGOTIATIONS TO ACQUIRE AND/OR MERGE WITH A COMPANY IN THE STEM CELL INDUSTRY, WHICH WILL LIKELY CAUSE US TO CHANGE OUR BUSINESS FOCUS, DISCONTINUE OUR CURRENT OPERATIONS, RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS AND WILL LIKELY CAUSE THE COMPOSITION OF THE COMPANY'S MANAGEMENT AND BOARD OF DIRECTORS TO CHANGE.

     The Company is in negotiations with a company in the stem cell industry, which it hopes to acquire and/or merge with The Company has entered into agreements with a consultant, Financial Systems International (as described above under "Business Operations," "Subsequent Events"), which is to provide consulting services to the Company in connection with such acquisition and/or merger. The Company can make no assurances that the Company will be able to acquire and/or merge with a company in the stem cell field and/or that it will have sufficient funds to support its current operations until such acquisition and/or merger is complete, if ever. Additionally, in connection with London's Consulting Agreement, described above, London will receive 10% of any compensation paid to the Company in connection with any merger, acquisition or exchange entered into subsequent to the filing of this report. In the event the Company does enter into a merger and/or acquisition with a separate company, the Company's majority shareholders will likely change and new shares of common stock would be issued resulting in dilution to current shareholders. As a result, the Company's new majority shareholders will likely change the composition of the Company's Board of Directors and replace the Company's management. The new management will likely change the Company's business focus and may discontinue or spin-off the Company's current operations to a separate private company, not affiliated with us. The Company can make no assurances that the Company's new management will be able to properly manage the direction of the Company or that this change in the Company's business focus will be successful. If the Company does enter into a merger and/or acquisition, and the Company's new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its operations, which will cause the value of the Company's Common Stock to decline. The Company will continue with its current business in the event a merger or acquisition is not completed.

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

     We had total liabilities of $697,233 at September 30, 2005. We had current assets of $29,684 at September 30, 2005. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

WE DEPEND HEAVILY ON MARC EBERSOLE, THE COMPANY'S CHIEF EXECUTIVE OFFICER.

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

MARC EBERSOLE CAN VOTE APPROXIMATELY 69.6% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

     Marc Ebersole, our Chief Executive Officer, can vote an aggregate of 122,000,000 shares or approximately 69.6% of our outstanding common stock. Accordingly, Mr. Ebersole will exercise control in determining the outcome of all corporate transactions and other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares of the Company's common stock, will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Ebersole as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company, as well as whether any changes are made in the Company's Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

THE COMPANY FACES POTENTIAL LIABILITY FOR THE DEBTS OF ITS FORMER WHOLLY-OWNED SUBSIDIARY.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As November 16, 2005, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

THE COMPANY FACES COMPETITION FOR ITS SERVICES.

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

ABS CURRENTLY RELIES ON APPROXIMATELY FIVE MAJOR CUSTOMERS FOR ITS REVENUE.

     All of ABS's revenue currently comes from appeoximately five major clients. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its customers and fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $394,523 for the three months ended September 30, 2005, $22,829 for the year ended December 31, 2004, and because we had a shareholders' deficit of $608,323 at September 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     There are new rules and regulations proposed to the SEC by NASDAQ, which rules are proposed to be effective as of October 1, 2005, and will amend the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC. Pursuant to the proposed rules, any OTCBB issuer who fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (or the date after any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period would be de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As the proposed rule has not been adopted as of the filing of this Report, we can make no assurance that the final rule, if any, will be more or less harsh and/or carry a lesser or greater penalty. We have been late in our periodic filings in the past and we can provide no assurances that we will not continue to be late in the future. If the proposed rule change is adopted and/or any rule relating to the late filing of our periodic reports, and we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Allstate filed a lawsuit in Fulton County, GA, against the Company, in December 2004, alleging property damage, which was settled by the Company in

March 2005, for $4,900, to be paid by the Company at the rate of $150 per month.
The   Company  has  been   delinquent   in   making   the  monthly  payments  to
Allstate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company issued no shares of unregistered securities during the period covered by this Quarterly Report on Form 10-QSB.

Subsequent to the period covered by this Report on Form 10-QSB, the Company issued the following unregistered securities:

     o 10,000 restricted shares of common stock to David M. Loev, an individual on October 10, 2005, in consideration for legal services rendered to the Company;

     o 8,000 restricted shares of common stock to Stephen A. Zrenda, Jr., an individual, on October 12, 2005, in consideration for $1,000 of legal services rendered to the Company; and

     o An aggregate of 1,500,000 shares of the Company's restricted common stock on November 11, 2005, in connection with the FSI Consulting Agreement (described above under "Recent Events"), 500,000 shares to Rahul Alim, 500,000 shares to Alimchandani Family and 500,000 Natasha Alimicahdani.

     We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

 ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company submitted no matters to a vote of security holders during the quarter ended September 30, 2005.

Subsequent to the Quarter ended September 30, 2005 the Company submitted the following items to a vote of security holders:

     1) On October 10, 2005, pursuant to a Written Consent to Action with out a Meeting, the Company's Board of Directors and its majority shareholder, Marc Ebersole, the Company's Chief Executive Officer and a Director of the Company ("Majority Shareholder"), voted 30,500,000 shares or approximately 70.2% of the Company's common stock, to affect a 4:1 forward stock split for the Company's shareholders of record as of October 20, 2005 ("Forward Stock Split"). Prior to the Forward Stock Split, the Company had 43,429,511 shares of common stock outstanding. Immediately following the Forward Stock Split, the Company had 173,718,044 shares of common stock outstanding.

     2) On November 16, 2005, pursuant to a Written Consent to Action with out a Meeting, the Company's Board of Directors and Majority Shareholder approved the filing of a Certificate of Amendment with the Nevada Secretary of State, effective November 18, 2005, to change the Company's name to "BioStem, Inc." and to state that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors. Notice of the written consent was given to the shareholders of the Company in an information statement mailed to the shareholders of the Company on or about October 27, 2005. The number of shares of the Company outstanding as of the record date of the written consent was 43,425,011 pre 4:1 Forward Stock Split shares and the number of shares entitled to vote was the same. The number of shares which the Majority Shareholder voted to approve the amendment was 30,500,000 pre 4:1 Forward Stock Split shares, which represented a majority of the issued and outstanding shares of the Company.

ITEM  5.  OTHER  INFORMATION

     None.

 ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

Exhibit  No.     Description
------------     -----------
3.1(1)           Certificate  of  Amendment (changing the Company's name to
                 "BioStem, Inc.")
10.1(2)          Stock  Exchange  Agreement
10.2(2)          Junior  Convertible  Debenture - The Morpheus Trust
10.3(2)          Junior  Convertible  Debenture  - The Gateway Real Estate
                 Investment Trust
10.4(2)          Junior  Convertible  Debenture  -  Picasso,  LLC
10.5(2)          Junior  Convertible  Debenture  -  Burton  Partners,  LLC
10.6(2)          Junior  Convertible  Debenture  -  Livingston Investments, Ltd.
10.7(2)          Senior  Secured  Debenture  with  Hyde  Investments,  Ltd.
10.8(2)          Security  Agreement
10.9(2)          Marc  Ebersole's  Employment  Agreement
10.10(2)         Marc  Ebersole's  Covenant  Not  To  Compete
10.11(2)         Consulting  Agreement
10.12(2)         Warrant  Agreement
10.13(3)         Addendum  to  Stock  Exchange  Agreement
10.14(3)         General  Release  and  Settlement  Agreement
10.15*           Consulting  Agreement  with  Financial  Systems  International
10.16*           Warrant  Agreement  with  Financial  Systems  International
10.18*           Agreement  To  Extend  Senior Secured Convertible
                 Debenture with Hyde
31.1*            Certificate of the Chief Executive Officer and Chief Financial
                 Officer
                 pursuant  to  Section  302  of the  Sarbanes-Oxley  Act of 2002
32.1*            Certificate of the Chief Executive Officer and
                 Chief Financial Officer
                 pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002
                 * Filed Herein.

(1) Filed as Exhibit 3.1 to the Company's Report on Form 8-K filed on November 18, 2005, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Report on Form 8-K filed on January 28, 2005, and incorporated herein by reference.

(3) Filed as Exhibits to the Company's Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.

b)   REPORTS  ON  FORM  8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2005.

The Company filed the following Reports on Form 8-K subsequent to the quarter ended September 30, 2005:

    October  14,  2005  -  To  report:

     o the issuance of 10,000 restricted shares of the Company's common stock to David M. Loev and 8,000 restricted shares to Stephen A. Zrenda, Jr. (as described above under "Unregistered Shares of Equity Securities");

     o the appointment of Scott A. Schweber and Christine Ebersole as Directors of the Company (as described above under "Business History and Development"); and

     o that the Company had performed a review of its past Board of Directors resolutions and ratified such resolutions (as described in greater detail under "Business History and Development," "Subsequent Events");

October 20, 2005 - To report the 4:1 Forward Stock Split (as described in greater detail above under "Business History and Development," "Subsequent Events"); and

November 18, 2005 - to report the Company's filing of a Certificate of Amendment to change its name to BioStem, Inc. and to amend its Articles of Incorporation in connection with number of Directors on its Board of Directors. As a result of the name change, the Company's common stock began trading under the symbol "BTEM," on November 18, 2005 (as described in greater detail above under "Business History and Development," Subsequent Events").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BioStem,  Inc.
                                        --------------

DATED:  November  21,  2005             By:  /s/  Marc  Ebersole
---------------------------                ------------------------
                                        Marc  Ebersole,
                                        Chief Executive Officer
                                        and Chief Financial Officer