Form 10KSB
period 2005-12-31
BIOSTEM, INC.
filed 2006-04-21
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                   -----------    -------------

                        Commission file number 000-49933

                                 BIOSTEM, INC.
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

                          National Parking Systems, Inc.
                          ------------------------------
                                  (Former Name)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $1,085,057.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 7, 2006, was approximately $180,872,176.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     As of April 10, 2006, the issuer had 175,218,044 shares of common stock, $.001 par value per share outstanding ("Common Stock").

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  BIOSTEM, INC.
                                  FORM 10-KSB
                          YEAR ENDED December 31, 2005

                                      INDEX

                                     Part I

    Item 1.             Description of Business                               4

    Item 2.             Description of Property                               23

    Item 3.             Legal Proceedings                                     23

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                      24


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                   24

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                     25

    Item 7.             Financial Statements                                 F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                            34

    Item 8A.            Controls and Procedures                               35


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                     35

    Item 10.            Executive Compensation                                38

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                               38

    Item 12.            Certain Relationships and Related
                        Transactions                                          42

    Item 13.            Exhibits and Reports on Form 8-K                      42
                        (a)   Exhibits
                        (b)   Reports on Form 8-K

    Item 14.            Principal Accountant Fees and Services                44

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

BUSINESS DEVELOPMENT

     BioStem, Inc., formerly National Parking Systems, Inc. (the "Company") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. on June 17, 2003, in connection with a Certificate of Amendment to the Company's Articles of Incorporation. The Certificate of Amendment also affect a 60:1 forward stock split, which became effective on June 24, 2003.

     In July 2004, the former Chief Executive Officer of the Company, Wayne Daley, and the Company's Former Director, Michael Skopos, entered into a general release and settlement agreement with the Company ("Settlement Agreement"). The Company agreed to issue 86,000 shares of the Company's common stock ("Common Stock") to Mr. Daley and 7,512 shares of Common Stock to Mr. Skopos in consideration for releasing the Company from all claims including options, warrants and those arising from their employment agreements, as well as approximately $200,000 of notes payable and $201,930 of shareholder loans. The $200,000 in notes payable were liabilities which belonged to the Company's former wholly-owned subsidiary. The Company has received an executed release for liability for $100,000 of these notes and although the Company has been unable to ascertain whether the remaining $100,000 in notes payable was validly assigned, as the remaining note was an obligation of the wholly-owned subsidiary, the Company is taking the position that it has no liability in connection with the note. In addition, the Company transferred all of the stock of its former wholly-owned subsidiary, Cascade Mountain Mining Corp., to Mr. Daley.

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

     The Amendment was approved by the Company's majority shareholder by a written consent to action without a meeting on December 31, 2004 ("Written Consent"). Notice of the Written Consent was provided to the shareholders of the Company in an Information Statement mailed to the shareholders of the Company on or about December 8, 2004.

     In August 2005, the Company's board of directors appointed Scott Schweber and Christine Ebersole, who is the niece of Marc Ebersole, our Chief Executive Officer, as directors of the Company.

     In October 2005, the Company's board of directors approved a 4:1 forward stock split for shareholders of record as of October 20, 2005.

     The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective on November 18, 2005. The Certificate of Amendment effected a name change to BioStem, Inc., and effected a change to the articles regarding the Company's board of directors to provide that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors.

     The Amendment was approved by the Company's majority shareholder by a written consent to action without a meeting on November 16, 2005 ("Written Consent"). Notice of the Written Consent was given to the shareholders of the Company in an Information Statement mailed to the shareholders of the Company on or about October 27, 2005.

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

     Unless otherwise stated, all share amounts in this Report on Form 10-KSB reflect the Company's 60:1 forward split effected on June 24, 2003, the Company's 1:4,000 reverse split effected on January 7, 2005, and the Company's 4:1 forward stock split effected on October 20, 2005 (the "Stock Splits").

     On January 13, 2005, the Company, acquired 100% of the issued and outstanding shares of ABS Holding Company, Inc., a Nevada corporation ("ABS") and BH Holding Company, Inc., a Nevada corporation ("BH") in exchange for 161,400,000 restricted shares (the "Shares") of the Company's Common Stock, an aggregate of $86,750 in Junior Convertible Debentures ("Junior Debentures"), and the assumption of $335,000 of ABS's and BH's obligations under a Senior Secured Convertible Debenture (the "Senior Debenture") (collectively, the "Exchange"), in connection with a Stock Exchange Agreement, entered into between the Company, ABS, BH, The Morpheus Trust ("Morpheus"), Livingston Investments, Ltd. ("Livingston"), Burton Partners, LLC ("Burton"), Picasso, LLC ("Picasso"), and The Gateway Real Estate Investment Trust ("Gateway") (the "Exchange Agreement").

     In connection with the Exchange Agreement, the Company also entered into a Security Agreement providing that the Senior Debenture shall be secured by all of the assets of the Company ("Security Agreement").

     Pursuant to the Exchange, the Company's Chief Executive Officer, Marc Ebersole, who was the sole shareholder of the common stock of both ABS and BH prior to the Exchange, received 130,400,000 restricted shares of the Company's Common Stock in exchange for his common stock shares of ABS and BH. Mr. Ebersole subsequently transferred 4,400,000 of those restricted shares to two individuals, and 4,000,000 restricted shares to his niece, Christine Ebersole, who is also an employee of the Company. Additionally, Morpheus, Livingston, Burton, Picasso and Gateway (the "Preferred Stock Sellers") each exchanged their right to receive 1,000 preferred shares of ABS and 1,000 preferred shares of BH to the Company, for 6,200,000 restricted shares of the Company's Common Stock and a $17,350 Junior Debenture, for an aggregate of 31,000,000 shares and $86,750 in Junior Debentures.

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

SENIOR  DEBENTURE
-----------------

     In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently $470,000 has been advanced by Hyde pursuant to the Senior Debenture. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture is October 15, 2005. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

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

CONSULTING AGREEMENT

     On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London") for management consulting and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 21, 2007, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, London was paid a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month, issued 12,000,000 shares of the Company's common stock common stock, and given warrants to purchase up to 4,000,000 shares of the Company's common stock at $0.10 per share, ("Warrants") which vested immediately on January 5, 2005.

     Additionally, under the Consulting Agreement, London will receive a fee equal to ten percent (10%) of the aggregate consideration paid by the Company for any acquisition or sale of any business, corporation or division ("Consulting Fee"). The Consulting fee shall be paid to London in connection with stock purchase agreements, merger agreements, plans of reorganizations, asset purchase agreements and licensing agreements ("Transactions"), and shall be paid to London when the consideration for these agreements is actually paid by or received by the Company. The aggregate consideration paid by the Company shall include all cash and stock paid to the seller or sellers upon closing of the transaction in addition to any contingent payments to the seller or sellers, for the purposes of determining the Consulting Fee. Additionally, London shall be entitled to share in any fees or commissions payable to third parties in connection with any Transaction, and under the Consulting Agreement, the Company agreed to waive any conflict of interest that may arise due to the dual representation by London. As the Company has entered into the Merger Agreement with Cryobanks, as described below under "Merger Agreement," it is anticipated that London will earn fees of approximately 10% of the aggregate consideration paid by Cryobanks, if the Merger closes, of which there can be no assurance.

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

     Additionally, under the Consulting Agreement, the Company agreed to provide London piggy back registration rights in the event the Company shall file a registration statement with the Securities and Exchange Commission.

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

Amendment to Consulting Agreement
---------------------------------

     On November 23, 2005, we entered into an Amendment to Consulting Agreement ("Amended Agreement") with London Finance Group, Ltd. ("London"), which amended the previous consulting agreement entered into with London on January 5, 2005. The Amended Agreement reduced the number of warrants London was to be issued from 4,000,000 post 4:1 forward split shares to 1,500,000 post 4:1 forward split shares, and increased the exercise price of those warrants from $0.025 to $1.00 per share. The Amended Agreement also changed the expiration of the term of the original consulting agreement from January 31, 2007 to January 31, 2009. Additionally, the Amended Agreement provides for London to receive a consulting fee of $20,000 per month, to be payable the first day of each month covered by the Amended Agreement.

                 DESCRIPTION OF THE COMPANY'S CURRENT BUSINESSES FOCUS
                            -------------------------

     Since the date of the Exchange, the Company's focus has been parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc. ("BH") and vehicle immobilization services which the Company operates though its wholly owned subsidiary ABS Holding Company, Inc. ("ABS"), described in greater detail below. Approximately sixty percent (60%) of the Company's revenues come from BH, with the remaining forty percent (40%) coming from ABS.

     The Company has a website at www.nationalparkingsystems.com, which website contains information the Company does not wish to be made a part of this filing.

                            BH HOLDING COMPANY, INC.
                            ------------------------

     BH, was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, of which approximately $14,583 remains unpaid, c) $30,000 in the form of a promissory note to Mr. Ebersole, which has been paid in full, and d) 10,000 shares of BH common stock which were granted to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-KSB, references to BH include J&K).

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

     The bulk of BH's clients, approximately 90%, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately 36 locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

     In November 2005, BH entered into a License Agreement to provide valet parking services to a parking lot in Atlanta, Georgia, which License Agreement became effective January 2, 2006. This contract provides for BH to receive all revenues from collected valet parking receipts over the term of the contract, which is three years, unless terminated sooner with 30 days prior written consent of the lot owner.

     In December 2005, BH entered into a License Agreement to provide valet parking services to a parking lot in Atlanta, Georgia, which License Agreement became effective January 2, 2006. The License Agreement provides for BH to pay a monthly fee of $25,000 for each month the agreement is in effect. The License Agreement has a term of three years. The License Agreement may only be terminated by the lot owner if i) we are in default of the agreement and/or ii) with sixty days written notice of the lot owners intent to terminate. Pursuant to the License Agreement, we agreed to maintain comprehensive general liability insurance with limits not less than $2,000,000 per occurrence and with a deductible not to exceed $5,000; workman's compensation; and employer's liability insurance. We anticipate netting approximately $10,000 per month under this License Agreement in valet parking fees after deducting the $25,000 monthly fee.

INSURANCE

     Currently, BH employees park approximately 30,000 cars per week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $1,200. BH's current insurance carries a $2,500 deductible per claim. Therefore, it has been BH's policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay almost all its claims itself.

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

                            ABS HOLDING COMPANY, INC.
                            -------------------------

     ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $63,889 remains to be paid as of the filing of this report.

     ABS owns approximately Forty (40) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent that vehicle from moving until the owner pays a fine, which is currently $50.00.

     ABS currently has contracts to provide booting services to thirty parking locations, one owned by Parking Company of America, one owned by Lanier Parking and one owned by Atlanta Loft Company.

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

EMPLOYEES

     BH currently employs six (6) full-time employees and approximately one hundred fifty (150) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

     ABS currently employs zero (0) individuals on a full-time basis and approximately four (4) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

MERGER  AGREEMENT
------------------

     On November 22, 2005, we entered into an Agreement and Plan of Merger (the "Merger Agreement" and the "Merger") with Cryobanks International, Inc., a Delaware corporation ("Cryobanks"). Pursuant to the Merger Agreement, shares of common stock, warrants and preferred stock of Cryobanks which are issued and outstanding immediately prior to the effective date of the Merger ("Effective Date") will be converted into the right to receive common stock of the Company. Pursuant to the Merger, Cryobanks will be merged with and into BioStem Acquisition Company, Inc., a to be formed subsidiary of the Company and a Delaware corporation ("Acquisition Company"), and the separate existence of Cryobanks shall cease. The closing date of the Merger is the business day after satisfaction or waiver of the conditions set forth below ("Closing Date").

     Pursuant to the Merger Agreement, the aggregate number of shares of the Company issued and outstanding immediately prior to the Closing shall be no more than 15,650,000 shares of common stock, and there shall be no more than 2,000,000 warrants outstanding which shall have an exercise price of $1.00 per share.

     Among other conditions described in the Merger Agreement, a material condition to the effectiveness and Closing of the Merger is the successful completion of a financing by Cryobanks which results in net proceeds to Cryobanks of at least $10,000,000 pursuant to a Private Placement, which attempts to sell 10,000,000 shares of Cryobanks preferred stock to investors at $1.00 per share and warrants to purchase 3,000,000 shares of Cryobanks common stock, exercisable at $1.10 per share, on or before the Closing. The preferred shares issued by Cryobanks in such financing will be convertible into one share of the Company for each share of preferred stock issued to such investors. These Company shares (which are in addition to the 120,000,000 shares issued to the holders of Cryobanks common stock and warrants), and 2,000,000 shares which are issuable upon conversion of $2,000,000 of debt of Cryobanks, will not be subject to any restriction or lock-up, and will be registered for resale by the Company on a registration statement.

     Cryobanks has an agreement with the holder of its Series A Preferred Stock, of which there are 7,000,000 shares outstanding, that fifty percent of the proceeds of the above financing will be used to redeem the Series A Preferred Stock at a redemption price of $1.00 per share, up to $10.0 million of gross proceeds, and 100% of gross proceeds in excess of $10.0 million will be used to redeem the balance of such shares of Series A Preferred Stock.

     The boards of directors of both the Company and Cryobanks have approved the merger agreement, and the majority shareholders of both companies have consented to the merger agreement.

     The Merger Agreement shall terminate if the Merger has not been consummated by March 1, 2006, or by the mutual written consent of the Company and Cryobanks, or for any other reason as described in the Merger Agreement.

     Assuming the Closing of and pursuant to the terms of the Merger Agreement, the Company will divest itself of its two operating subsidiaries, and will have no more than $25,000 of accrued but unpaid liabilities on the effective date of the merger. On the effective date of the merger, Cryobanks will merge with and into the Acquisition Company, which will become the surviving corporation in the Merger. All of the outstanding shares of Series A Preferred, Series B Preferred Stock and warrants of Cryobanks will be converted into shares of common stock of the Company at an exchange ratio of 0.852578 (meaning that for each share of Cryobanks stock, the holder will be issued 0.852578 shares of the Company, the "Exchange Ratio"), unless such Series A Preferred Stock, Series B Preferred Stock and warrants are issued pursuant to the planned Private Placement (described below). The total amount of shares to be issued in connection with the conversion of the Series A Preferred Stock, Series B Preferred Stock and warrants shall total 120,000,000 shares of the Company's common stock (the "Merger Consideration"), and such Exchange Ratio shall be adjusted if any shares of the Company's common stock are issued prior to the Closing, by dividing 120,000,000 by the sum of the then outstanding shares of the Company's common stock and warrants.

     Shareholders of Cryobanks, who dissent to the Merger are able to receive payment for their shares (as calculated in the Merger Agreement) in lieu of shares of the Company.

     All warrants to purchase shares of Cryobanks common stock which are outstanding prior to the Merger will be assumed by the Company as provided in the Merger Agreement.

     Assuming the Closing of the Merger, the Company will issue 120,000,000 shares of its common stock to the shareholders of Cryobanks, and the board of directors of Cryobanks will be appointed to the Company's board, and the current members of the Company's board will resign. On the effective date of the merger, immediately prior to the merger, the Company will have 15,650,000 shares of common stock outstanding, and warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share. All other shares then outstanding will be cancelled in exchange for the transfer by the Company of all of the common stock of its current two operating subsidiaries, BH Holdings, Inc. and ABS Holdings, Inc., to those shareholders canceling shares (as described below under "Agreement to Purchase Subsidiaries and Cancel Shares").

     Assuming the Closing of the Merger, the Company and Cryobanks will cause to be filed a registration statement on Form S-4 registering the issuance of the 120,000,000 shares to the Cryobanks shareholders. Notwithstanding this registration, all of the 120,000,000 shares so issued shall be subject to a one year restriction against transfer, except for approximately 91,879,402 shares held by the majority shareholder of Cryobanks, which will be subject to a six-month lockup.

Agreement to Purchase Subsidiaries and Cancel Shares
-----------------------------------------------------

     On November 22, 2005, our Chief Executive Officer, Marc Ebersole and our Directors, Scott Schweber and Christine Ebersole (the "Management Shareholders"), entered into an Agreement to Purchase Subsidiaries and Cancel Shares ("Spinoff Agreement"), with certain shareholders who hold Senior and Junior debentures with the Company (together with the Management Shareholders, the "Security Holders" as described below.) Pursuant to the Spinoff Agreement, the Security Holders agreed to cancel the shares of the Company's common stock which they held in return for the transfer to them of the Company's two wholly owned subsidiaries ABS Holding Company, Inc. ("ABS") and BH Holding Company, Inc. ("BH"). Pursuant to the Spinoff Agreement, each Security Holder will receive one share of both ABS and BH for each four shares of the Company which they hold and the Company will then cancel each share of the Company's common stock which they held.

     Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $470,000, in connection with a Senior Debenture agreed to release the Company from any obligations under the Senior Debenture and that in exchange for such release, ABS and BH would both assume 50% of the $470,000 outstanding under the Senior Debenture.

     The Spinoff Agreement is to be effective on the day following the closing of the Merger (described above).

     Pursuant to the Spinoff Agreement, the following Security Holders have agreed to cancel the following share amounts:

     Marc  Ebersole               122,000,000  shares
     Christine  Ebersole            4,000,000  shares
     Scott  A.  Schweber            4,000,000  shares
     The  Morpheus  Trust           5,460,018  shares
     Livingston  Investments        6,200,000  shares
     The  Gateway  Real  Estate
     Investment  Trust              5,090,026  shares
     Burton  Partners,  LLC         6,200,000  shares
     Picasso,  LLC                  6,200,000  shares

        Total                     159,150,044  shares

Assuming the Closing of the Merger and the subsequent closing of the Spinoff Agreement, the Company will no longer have any interest in the operations of ABS and BH, and the shareholders of Cryobanks will become the majority shareholders of the Company.

DESCRIPTION OF THE BUSINESS OF CRYOBANKS

     Cryobanks International, Inc. ("CI," or "Cryobanks") is a Delaware corporation, incorporated in May 1999, located in Altamonte Springs, Florida, a suburb of Orlando. Cryobanks believes it is one of the leading companies in the collection, processing, and banking of stem cells derived from the umbilical cord immediately after birth. The units of cord blood ("CB") are processed and stored by the company for use in unrelated transplants (where the donor is a histocompatible match, but is anonymous and unrelated to the recipient) and for personal storage and use. Cryobanks believes that in recent years, cord blood transplants ("CBTs") have become widely recognized as a safe, effective, and in many ways preferable, alternative to bone marrow transplant ("BMT"). Cryobanks believes that there is tremendous potential need for CBTs in the United States and worldwide, and that Cryobanks is well poised to help meet that need.

     Cryobanks was formed in 1994 as a blood and semen banking facility. In mid-1995, CI expanded its scope of business into the field of CB banking. The main goal of Cryobanks is to become the largest provider of cord blood stem cells ("CBSCs") for transplant and research purposes in the world.

     Cord blood contains a very concentrated source of stem cells which ultimately may differentiate into all other cells in the body, such as red or white blood cells, platelets, brain cells, liver cells or any other cell type. Transplanted into humans with a variety of diseases, CBSCs can often reverse or even cure the disease. CB is a non-controversial source of stem cells, as it does not involve the use or destruction of an embryo or fetal tissue and would otherwise be discarded as medical waste. In addition to therapeutic uses through transplant, CB stem cells can be used to develop new therapies and as sources of specific cell types for research purposes. A new legislation, expected to be soon enacted by Congress, underscores the importance of this technology and should create a rapid expansion of a national cord blood inventory. The company is poised to be at the heart of this expansion.

     Cryobanks is engaged in three core businesses, all related to CB collection, storage and use. The first business is the collection and storage of CB units donated by the parents at birth for unrelated cord blood transplants ("Donor Units"). While Cryobanks bears the cost of collection and processing, these Donor Units have three distinct uses for therapeutic purposes: for CB transplant, for research in the discovery of new therapeutics, and for sale of the stem cells for other research purposes. Currently, the company lists its unrelated transplantable units on three key worldwide registries.

     The second business involves the collection of CB units for personal storage ("Storage Units"), to be used, if necessary, by the donor family or its designees. In this case, the donating family pays for collection, processing and storage, plus an annual fee for continued storage.

     The third business involves technology licensing. Cryobanks has been asked by many international groups to help them set up CB collection and storage facilities. Cryobanks has developed a model for assisting other parties in this endeavor and already has agreements to assist in the formation of several facilities, seven in India and one in Greece. Cryobanks plans for the Athens, Greece location to be operational in November 2005. Cryobanks has plans to have the first Indian facility located in New Delhi to be operational in May of 2006, with the next six Indian facilities being opened over the course of the following twenty-four months.

     Other opportunities abound, including the use of donated CB units for research purposes, Cryobanks expects to help sponsor research in areas related to stem cell therapy. In return, Cryobanks will have first rights to licensing and royalty income when and if the therapies based on this research are developed. Due to the long, 10 to 12 year, development time of biological therapeutics, Cryobanks does not expect to see significant revenues from this business within the first five years. Cryobanks has signed one Material Transfer Agreement with a well-known cancer research center and has four other agreements pending.

     While there are about two dozen other companies and not-for-profit laboratories around the United States that are also in the business of collecting CB for donated and personal storage, Cryobanks is the only U.S. facility that accepts CB donations from anywhere in the continental United States every day of the year. Logistical difficulties and cost prohibit many organizations, such as the American Red Cross, from being able to accept cord blood from anywhere other than their immediate local area and, at least in part due to these difficulties; the Red Cross is in the process of exiting its CB collection activities. CI's lab and client services departments operate seven days a week, with a 24-hour a day receiving system, accepting donations from across the country.

     Cryobanks occupies a state-of-the-art facility of approximately 3,700 square feet and has leased an additional 2,500 square feet for expansion to be occupied by December 2005. Currently it has 15 employees, and relies on guidance from a Business Board and an active Scientific and Medical Board of Advisors ("the SAMBA").

     CI is accredited by the American Association of Blood Banks, New York State licensed, and FDA registered. CI also holds memberships in the American Association of Bioanalysts and American Association of Tissue Banks. This effort is leading to our goal of developing the largest database of quality transplantable cord blood stem cell units worldwide. It is the mission of Cryobanks to ensure that anyone in need of a cord blood stem cell transplant will have a matched unit to access.

COMPETITION
------------

     Cryobanks has two categories of competitors. The first category is the personal storage for fee business. To date, this has been by far the most lucrative area of cord blood banking. For personal storage, a family will pay a large initial fee (usually $1,300 to $2,000) to process and store their cord blood for private use, plus an annual storage fee of $95 to $150. The primary companies in this area are Cord Blood Registry and ViaCell. Cord Blood Registry claims to have stored nearly 240,000 units and has been very successful in raising funds to grow its business. CI offers this service but has not had a marketing budget to date to pursue new clients. Therefore, CI has accumulated to date only approximately 1,836 private storage units. It is the feeling of management that CI could quickly escalate these units from less than 25 per month to 50 per week, with minimal marketing, and could obtain several thousand units per year with substantial marketing. Cryobanks believes that the prices it charges for the storage of cord blood is more competitive than other companies. Additionally, the other companies that offer this service are for-profit companies.

     Another category of competition in the cord blood arena is the collection of unrelated donated units (donations not from relatives), at no charge to the donor. Cryobanks invests its own money to process these units. The units are then placed on international registries with the expectation that these units will be selected for transplant. If a unit is selected for transplant, Cryobanks will receive $19,500 as reimbursement for each transplantable CB unit. Not every unit donated will be selected for transplant and a facility must have a large inventory - estimated at 20,000-or-greater - in order to have sales at a rate of 10 percent. The largest existing inventory is at the New York Blood Center - with 16,000 stored and registered units of which over 1,700 have already been used for transplant. The competing facilities in this category are hospitals and universities that are primarily funded through private or government grants. Historically, processing costs are high and efficiencies are low resulting in the failure or constant start-up/shut-down of their operations. The company has been able to continuously decrease its operating costs to a very low level.

PROPERTIES
-----------

     Cryobanks occupies approximately 3,700 square feet of leased space in a free-standing, one-story building in Altamonte Springs, Florida. An additional 2,500 square feet has been leased for expansion to be occupied by December 2005. The facility is centrally located in the Orlando area approximately 30 minutes from the Orlando International Airport. CI has occupied this space for five years and renewed its lease in 2003 for an additional five-year period with the option to extend another five years. CI has its own uninterruptible power source/generator system. The laboratory houses state-of-the-art equipment for microbiology screening, cell counting and general processing of stem cells. The laboratory utilizes controlled rate freezers and long-term nitrogen vapor storage systems. CI has the ability to store more than 30,000 units of cord blood without having to expand its current space. The American Association of Blood Banks accredits Cryobanks' laboratory and operating facility in hematopoietic cell processing activities every two years. The most recent inspection was conducted May of 2005. The Company maintained its certification.

THE  SCIENTIFIC  &  MEDICAL  BOARD  OF  ADVISORS  (SAMBA)
----------------------------------------------------------

     Cryobanks relies on a highly acclaimed team of scientists and doctors to provide guidance to its operations and activities.

RISK  FACTORS RELATING TO CRYOBANKS*
------------------------------------

     * Please see "Item 6. Management's Discussion and Analysis or Plan of Operation," below for a discussion of the risks facing the Company's current business operations.

     The risk factors described below are only some of the risks associated with the business of Cryobanks.

CRYOBANKS  MUST  COMPLETE  TEN  MILLION  DOLLAR  PRIVATE  PLACEMENT TO CLOSE THE
MERGER.

     The Agreement and Plan of Merger has various conditions precedent in order for the parties to effect the merger, one of which includes Cryobanks raising a minimum of $10,000,000 in a private placement. In the event Cryobanks is successful in raising a minimum of $10,000,000 of which there can be no assurance, $5,000,000 of such funds will be used to redeem $5,000,000 of Cryobanks Series A Preferred Stock. As of the filing of this report, Cryobanks has not raised any of the $10,000,000 which it is required to raise prior to the closing of the Merger. Cryobanks may never raise any money in a private offering and as a result, the Merger may never close. If this were to happen, the value of our common stock could decrease in value and/or become worthless.

CBSC  TRANSPLANT  PROCEDURES WILL NOT BECOME POPULAR OR WILL NOT GROW IN NUMBERS
FAST  ENOUGH  TO  MEET  PROJECTIONS.

     While there is strong indication that CBSC transplants are in many ways superior to the current common practice of bone marrow transplants, and there appears to be an increasing use of CBSC transplants in place of bone marrow transplants, a significant portion of Cryobanks' projected revenues over the next five years is dependent on this trend to continue and increase even more over time. The slowing down of this trend would represent a significant risk to Cryobanks. Further, a major adverse event in the use of cord blood for transplant could adversely affect Cryobanks main business.

PERSONAL  CORD  BLOOD  STORAGE  MAY  BECOME  LESS  DESIRABLE  THAN  ANTICIPATED.

     Some medical groups have recommended that birthing mothers not store cord blood for personal use. Reasons include the low likelihood that the personal unit will ever be used for homogeneic transplant (to the child). If there is a need within a family, there is a greater chance of a match, and the family members could take advantage of the stored unit. While estimations are that with 300,000 registered units in storage there would be sufficient units and matches to treat the world's population in need of transplant, these units are not yet available. A fraction of Cryobanks intended revenues comes from the projected building of the personal storage units business. Other companies have been able to build banks of 30,000 and 45,000 stored units, indicating the desirability of personal storage and the viability of the business plan. However, the continued popularity of the practice of personal storage of cord blood cannot be guaranteed.

NEW  TECHNOLOGY  REPLACES  USE  OF  CB  CELLS  IN  TRANSPLANT.

     Technology related to stem cells, regeneration of blood and immunological function and other therapeutic actions of CB is always being advanced. It is possible that some, currently undiscovered, technology will be able to effect hematopoietic cell rejuvenation or the reversal of specific diseases that CB transfers will be targeting. While advances of these types cannot be ruled out, the time lag for development, regulatory approval, and acceptance likely gives Cryobanks a lead of five to ten years. Cryobanks has entered into an agreement with a patent holder.

     A suite of patents held by Biocyte Corporation and its successors PharmaStem Therapeutics have been alleged to require licensing. In October 2003, PharmaStem won a jury verdict against ViaCell, Cryo-Cell International, CorCell and CBR Systems , the four largest personal storage unit companies. Following suit, the trial court invalidated the jury's findings and multiple appeals thereafter followed. Concurrently, the European Patent Office invalidated the patents on the continent of Europe and, after challenge, the United States Patent Office has invalidated one of the underlying patents. Despite these facts, and the fact that the United States patents expire in 2007 , Cryobanks was named as a defendant in a patent infringement suit brought by PharmaStem. Cryobanks has determined the cost and risks of litigation would likely far outweigh costs and risks of entering into a royalty agreement with PharmaStem. Accordingly, an agreement was reached which calls for payment of a sum for past violations and payment of a royalty on an ongoing basis. The agreement terminates if the patents are determined to be invalid or at the expiration of the patents, whichever is first to occur.

INCREASING  COMPETITION  AND  LIMITED  BARRIER  TO  ENTRY.

     There is no intellectual property that would prohibit human serum storage companies from entering into the business, or prohibit new companies from being formed in this area. Cryobanks believes that the Federal guidelines regulating cord blood collection and storage will create a significant barrier to entry to many other groups. Cryobanks meets or exceeds all requirements in the new legislation.

FUTURE  ECONOMIC DOWNTURNS MAY ADVERSELY AFFECT THE ABILITY TO GROW CRYOBANKS.

     Historically, the general level of economic activity has significantly affected the demand for scientific research and advancement. If the general level of economic activity slows, our clients may not require our services and may delay or cancel plans that involve using our services and technology. Consequently, the time from initial contact with a potential client to the time of sale could increase and the demand for our services could decline, resulting in a loss of revenue harming our business, operating results and financial condition.

CRYOBANKS MAY NOT BE ABLE TO GROW ITS CLIENT BASE AND REVENUE BECAUSE OF THE NUMBER OF COMPETITORS, RESOURCES AVAILABLE TO IT AND THE VARIETY OF SOURCES OF COMPETITION ITS FACES.

     Cryobanks future success will depend on its ability to grow and maintain its client base and revenue. This will require that Cryobanks offer services that are superior to the services being offered by its competitors and that its services are priced competitively.

CRYOBANKS  MAY  NOT  BE  ABLE  TO STRENGTHEN AND MAINTAIN AWARENESS OF ITS BRAND
NAME.

     Cryobanks believes that its success will depend to a large extent on its ability to successfully develop, strengthen and maintain its brand recognition and reputation. In order to strengthen and maintain its brand recognition and reputation, we invest and will need to continue to invest substantial resources in our marketing efforts and maintain high standards for actual and perceived quality, and security. If its fails to successfully promote and maintain its brand name, particularly after incurring significant expenses in promoting its brand name, or encounters legal obstacles which prevent its continued use of its brand name, its business, operating results and financial condition could be materially adversely affected. Moreover, even if Cryobanks does continue to provide quality service to its clients, factors outside of its control, including actions by organizations that are mistaken for it and factors generally affecting its industry, could affect its brand and the perceived quality of its services.

CRYOBANKS BUSINESS COULD SUFFER IF FINANCING IS NOT AVAILABLE WHEN REQUIRED OR IS NOT AVAILABLE ON ACCEPTABLE TERMS.

     Cryobanks future capital requirements depend on a number of factors, including its ability to grow its revenue. It is possible that Cryobanks may need to raise additional funds sooner than expected in order to fund expansion, develop new and enhance existing, services or acquire complementary businesses or technologies or if its revenues are less or its expenses are greater than is expected. Cryobanks business could suffer if financing is not available when required or is not available on acceptable terms.

CRYOBANKS BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGIES.

     Cryobanks success depends to a significant degree upon the protection of its proprietary technologies and brand names. The unauthorized reproduction or other misappropriation of its proprietary technologies could provide third parties with access to its technologies without payment. If this were to occur, Cryobank's proprietary technologies would lose value and its business, operating results and financial condition could be materially adversely affected. Cryobanks relies upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect its proprietary rights. The measures it has taken to protect its proprietary rights, however, may not be adequate to deter misappropriation of proprietary information or protect Cryobanks if misappropriation occurs. Policing unauthorized use of Cryobank's technologies and other intellectual property is difficult, particularly because of the global nature of its industry. Cryobanks may not be able to detect unauthorized use of its proprietary information and take appropriate steps to enforce its intellectual property rights. If Cryobanks resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

CRYOBANKS MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION, WHICH COULD INCREASE ITS COSTS OF DOING BUSINESS, RESTRICT ITS ACTIVITIES AND/OR SUBJECT IT TO LIABILITY.

     Uncertainty and new regulations relating to the biotechnology or stem cell storage could increase Cryobank's costs of doing business, prevent it from providing its services, slow the growth of its business model or subject it to liability, any of which could adversely affect its business, operating results and prospects. In addition to new laws and regulations being adopted, existing laws may be applied to the stem cell research business.

DEPENDENCE  ON  KEY  PERSONNEL.

     Cryobanks is highly dependent upon the efforts of its senior management team, including Dwight C. Brundehler, its President. The loss of the services of such individual could impede the achievement of product development, commercialization, and operational objectives. Cryobanks does not have key personnel life insurance on the life of such individual. Due to the specialized nature of Cryobanks business, Cryobanks is also highly dependent upon its ability to attract and retain qualified key management personnel. There is intense competition for qualified personnel in the areas of Cryobanks' activities. Cryobanks' may have to hire additional personnel to meet its business goals. There can be no assurance that Cryobanks will be able to attract and retain qualified personnel necessary for the development of its business.

CRYOBANKS  MAY  BE  EXPOSED  TO  PRODUCT  LIABILITY  RISKS.

     Cryobanks faces an inherent risk of exposure to product liability claims if the use of its products results, or is alleged to result in injury to persons who receive stem cell transplants from core blood supplied by Cryobanks. With respect to product liability claims, Cryobanks maintains product liability insurance. There can be no assurance that such insurance will continue to be available at a reasonable cost, or; if available, will adequately cover the Company's liabilities. If Cryobanks does not have adequate insurance, product liabilities relating to defective products could have a material adverse effect on Cryobanks' business, financial condition and results of operations.

CRYOBANKS MAY HAVE POTENTIAL WEAKNESSES IN INTELLECTUAL PROPERTY PROTECTION.

     Cryobanks intends to rely on a combination of common law trademark rights, U.S. federal registration rights, patent and/or trade secret laws to protect its proprietary rights. Cryobanks received certain patent protection for certain elements of its technology.

     There can be no assurance that Cryobanks will be able to enforce its proprietary rights or that it will be granted patent protection. Although the Company's technique for certain of its systems may be trade secrets, it may be independently developed or duplicated. Cryobanks has licensed certain patents from Pharmastem, as discussed elsewhere.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS RELATING TO CRYOBANKS
--------------------------------------------------------------------

Conversion  Agreement
----------------------

     On October 31, 2005 Cryobanks entered into a Conversion Agreement with its principal shareholder, Kazi Management VI, which provides for a mutual release and the conversion of $7,000,000 of secured debt owed to Kazi Management by Cryobanks in return for the issuance of $7,000,000 of Series A Preferred Stock, and 15,085,743 warrants exercisable at $0.10 per share as compensation for advances and accrued interest made in 2005. Kazi Management agreed to exercise all of its 74,612,600 warrants including the 15,085,743 warrants and was issued 7,461,260 shares of common stock in consideration of the Conversion Agreement, and used these shares to exercise all of its warrants on a cashless exercise basis, resulting in a net issuance to Kazi Management of 74,612,600 shares of common stock.

     Under the Conversion Agreement, Kazi Management ("KM") has the right to require redemption of up to a maximum of 50% of the Series A Preferred Stock in the event of an equity financing of at least $10,000,000 and up to the balance of the financing if more than $10,000,000 is raised (as described above under the description of Cryobanks planned Private Placement). The Conversion Agreement further provides that upon the merger with Biostem, KM will not be required to agree to any restriction against the sale of its shares beyond 180 days following the registration of the shares issued in the merger. If the shares issued to KM pursuant to the Conversion Agreement are not registered on an effective registration statement prior to June 30, 2006, KM has the right to convert its Series A Preferred Stock into an obligation to pay $1.00 per share of Series A Preferred Stock, which obligation would be added to the $461,260 balance of a secured note still owed to KM by Cryobanks as of October 31, 2005. As Cryobanks is required to raise $10,000,000 prior to the closing of the Merger, of which approximately $0 has been raised to date, it is unlikely that if such Merger closes, of which there is no assurance, that the Company will have sufficient time to obtain effectiveness of a registration statement covering KM shares. As a result, it is likely that KM will have the right to convert its Series A Preferred Stock into an obligation to pay $1.00 per share. This conversion may make it harder if not impossible for Cryobanks to close the Merger, and/or take funds away from Cryobanks business operations, which could force Cryobanks to curtail or abandon its business operations.

Consulting  Agreement
---------------------

     Effective March 28, 2005 Cryobanks entered into a Consulting Agreement with Central Software Services, Inc., ("CSSI") a California Corporation wholly owned by Vijay Alimchandani, a business associate of Kazi Management whereby CSSI agreed to provide consulting services related to finding, analyzing, structuring and negotiating acquisitions, joint ventures, alliances and financial and management advice for a term ending December 30, 2006, for compensation of either $50,000 in cash or 1,000,000 shares of Common Stock and a warrant to purchase 500,000 shares of Common Stock at $0.10 per share. Mr. Alimchandani entered into a similar Consulting Agreement with the Company on November 11, 2005, providing for the issuance by the Company of 1,500,000 shares and a warrant for 500,000 shares, exercisable at $1.00 per share, which shares of the Company have been issued. The agreement with the Company provides that if the merger with the Cryobanks is not completed by June 30, 2006, the shares and warrants can be cancelled for $1,000. A requirement of the closing of the Merger is that Cryobanks raises $10,000,000, of which $0 has been raised as of the filing of this report. As a result, it likely that the Merger will not close prior to June 30, 2006, and that the Company will repurchase the shares and warrants from CSSI for $1,000.

Pre-Emptive  Rights
-------------------

     Cryobanks entered into an agreement on July 7, 2005 with Daxor Corporation, Inc., et al., a licensor of certain rights to Cryobanks whereby certain disputes and claims of Daxor were settled, Daxor was granted certain pre-emptive rights to subscribe to the issuance of additional securities including the securities offered in the Private Placement Memorandum. Pursuant to these preemptive rights, Daxor has the right to purchase, at the same purchase price as which such securities are sold, 6% of such securities. This preemptive right terminates 30 days after the consummation of an equity financing of at least $8,000,000, such as the offering covered by Cryobanks planned Private Placement, which Cryobanks cannot provide any assurance will be funded prior to the expiration date of the Merger, if at all. Pursuant to the employment agreement of Dwight C. Brunoehler, the President and Chief Executive Officer of Cryobanks, Mr. Brunoehler also has pre-emptive rights to purchase 5% of the securities sold in the Private Placement offering at the same price.

Employment  Agreement
----------------------

     Effective May 20, 2005, Cryobanks entered into an Employment Agreement with Dwight C. Brunoehler which replaced a prior Employment Agreement. Pursuant to the Employment Agreement Mr. Brunoehler serves as president of Cryobanks for a term of five years at a base compensation of $250,000 per year subject to adjustment, not including bonuses to be determined by the Board of Directors. In addition, on each annual anniversary of the Employment Agreement, Mr. Brunoehler is to receive five year stock options to purchase 166,666 shares at the market price. Such options are fully vested upon issuance but automatically expire ninety days following termination. The Employment Agreement also requires Cryobanks to issue to Mr. Brunoehler a number of shares as is required to bring his total beneficial ownership of shares (including options at an exercise price of $0.25 or less) to five percent (5%) of the issued and outstanding shares of Common Stock of Cryobanks. Pursuant to a Finders Agreement of the same date, Mr. Brunoehler is entitled to a 1-1/2% finders fee upon a capital raise, such as the offering covered by the Private Placement.

Convertible  Note
------------------

     Pursuant to a Convertible Note Agreement dated May 25, 2005, Mr. Syed M. Raheel, a business associate of Kazi Management, agreed to loan Cryobanks $2,000,000, convertible into 1.67% percent of the fully diluted shares of Cryobanks. In addition, as part of the Convertible Note transaction Mr. Raheel received a warrant to purchase 1,000,000 shares at $2.00 per share, through May 25, 2012. Cryobanks believes that Mr. Raheel intends to convert his Note in full prior to the effectiveness of the Merger. The Merger Agreement provides that Mr. Raheel will not be subject to the Lock-Up Agreement which will effect the other Cryobanks shareholders.

Settlement  and  Patent  License  Agreement
--------------------------------------------

     Cryobanks entered into a Settlement and Patent License Agreement as of June 25, 2004 with Pharmastem Therapeutics, Inc. ("Pharmastem"), pursuant to which Cryobanks settled claims by Pharmastem against Cryobanks and other companies engaged in the stem cell banking industry that Cryobanks and others infringed various of its patents.

     As part of the Settlement Agreement, Pharmastem granted a non-exclusive, non-transferable license to Cryobanks, to use its patents for the collection, cryopreservation and processing of cord blood and stem cells, subject to the provisions in the Settlement Agreement. Under the Settlement Agreement Cryobanks is required to make a payment to Pharmastem, $25,000 of which has been paid and the balance is evidenced by a Promissory Note which Note becomes due on the effectiveness of the Merger. The Note can be offset through the payment of collection fees payable by Cryobanks to Pharmastem, by increased royalties for certain usages. The Settlement Agreement also provides that Cryobanks is required to pay Pharmastem five percent (5%) of any proceeds received from the sale of any stock to an outside investor, which would be applied towards the payment of the $275,000 balance of the Note.

     The Settlement Agreement also provided that Cryobanks would grant Pharmastem a fifteen percent (15%) undivided ownership interest in certain specimens collected and cryopreserved. Pharmastem is entitled under the Settlement Agreement to evidence its fifteen percent (15%) undivided ownership interest in the specimens through a UCC-1 Financing Statement.

     The Agreement provides that the standard royalty schedule for family use is as follows: a one time fee of the greater of fifteen percent (15%) of the initial processing charge imposed upon customers for family use or $225 for each specimen collected; fifteen percent (15%) of all storage revenues for family use, with a minimum cash fee of $25 for each specimen stored subject to modification. Also under the Agreement, Pharmastem is entitled to fifteen percent (15%) of revenues generated from any product created for service performed involving expanded stem cells or modified stem cells, as an alternative to the fifteen 15% formula.

     The Agreement provided that a transfer of the rights and obligations of Cryobanks in connection with any Merger may require the consent of Pharmastem. The Agreement terminates upon the expiration of the Pharmastem patents which Cryobanks believes will be in two years or on the adjudication of the invalidity of the Pharmastem patents.

                       Commercial License Agreement/India
                     -------------------------------------

     Cryobanks entered into a Commercial License Agreement effective the 29th day of September 25, 2005 with Cryobanks International India Private Limited ("Licensee" or "Cryobanks India"), an independent unrelated company. Pursuant to the License Agreement the other party uses the name "Cryobanks" in its corporate name. Under the License Agreement, Cryobanks granted the Licensee an exclusive license to the country of India to utilize its technology and copyrights in consideration of an initial licensing fee of which half has been received to date and a royalty of a percentage of gross revenues. Pursuant to a related Laboratory Management Services Agreement, Cryobanks India agreed to open six additional cord blood processing facilities beyond the initial facility for a total of 7 and agreed to pay a fee to Cryobanks upon the opening of one of more of such additional facilities beyond the first one. This Agreement also granted Cryobanks an equity position in any organization formed by Cryobanks India to manage one or more of such facilities and a commission for providing laboratory management services of a percentage of all sales from such facilities.

License  Agreement  for  Greece
--------------------------------

     Effective January 10, 2005, Cryobanks granted an exclusive license to IASO Services S.A. for the collection of cord blood for family use and for the processing of stem cell and the collection processing and cryopreservation of cord blood and stem cells in Greece. IASO is required to pay Cryobanks a one time payment and an ongoing royalty of a percentage of gross sales. The Agreement also grants Cryobanks the right to purchase a non-dilutive equity ownership in IASO, in the event that IASO offers such shares to third parties. The license grants IASO Services the right to expand the territory from Greece to the Czech Republic, Slovakia and Turkey.

Saneron  CCEL  Therapeutics,  Inc.  Agreement
----------------------------------------------

     Cryobanks entered into an Agreement on January 30, 2004 with Saneron CCEL Therapeutics, Inc. pursuant to which Cryobanks agreed to provide Saneron with cord blood and engaged Saneron to provide management consulting services to Cryobanks. This Agreement has been terminated, however, Cryobanks believes that Saneron has breached the confidentiality provisions of the Agreement and has otherwise not lived up to its obligations under the Agreement. Cryobanks is reviewing its rights and remedies with respect to Saneron.

Cord  Blood  Collection  Agreements
------------------------------------

     Cryobanks has entered into cord blood collection agreements with Physician Associates of Florida, the Orlando Regional Health Care System, the Long Island College Hospital, the Fetal Diagnostic Center, the Regents of the University of California and with the University of Illinois, College of Medicine at Peoria, pursuant to which these organizations agreed to provide cord blood to Cryobanks in return for payments ranging from $60 to $43 per acceptable cord blood unit. These agreements are terminable by either party on 30 days written notice or at will.

National  Marrow  Donor  Program
---------------------------------

     Effective October 1, 2005, Cryobanks entered into an Agreement with the National Marrow Donor Program ("NMDP") pursuant to which Cryobanks is participating as an NMDP cord blood bank to facilitate stem cell transplants to patients, to evaluate the safety and efficacy of those transplants in accordance of NMDP's Investigational New Drug Application. According to this Agreement, NMDP will reimburse Cryobanks in accordance with Federal Regulations. Under the Agreement, Cryobanks is responsible for donor recruitment, cord blood unit banking, cord blood unit registration, and cord blood shipping, as set forth in the Agreement. The Agreement provides that each party grants the other party a non-exclusive, non-transferable, revocable and fully paid license to use certain data and information generated under the Agreement. The Agreement provides that title of inventions conceived or reduced to practice by NMDP shall be the property of NMDP and title to inventions conceived or reduced to practice by Cryobanks shall be the property of Cryobanks subject to the provisions of the Agreement. The Agreement is terminable by either party on sixty days notice.

Equipment  Lease
-----------------

     Effective July 15, 2002, Cryobanks entered into an Equipment Lease Agreement with Kazi Management VI pursuant to which Kazi Management ('KM") leased certain laboratory equipment for a period of 89 months at a rent of $1,600 per month. Cryobanks intends to apply approximately $146,000 from the proceeds of the private placement offering to pay off the balance of the equipment lease obligation.

Lease
------

     Cryobanks signed a Second Amendment to Lease Agreement July 25, 2005 with Lasbury Family Limited, an unrelated Lessor for an extended six year term covering its facilities in the building at Alta Monte Springs, Florida, consisting of 6,120 square feet, at monthly rent ranging from $5,865 in the first year to $7,140 in the sixth year, plus its pro rata share of operating expenses.

London  Finance  Group,  Ltd.
------------------------------

     Pursuant to a term sheet dated November 1, 2005, London Finance Group, Ltd. ("LFG") agreed, if requested by Cryobanks, to use its best efforts to assist the post-merger company in the completion of an additional financing of at least $5,000,000, based on the then existing market capitalization of the post-merger company. LFG also agreed to assist as a financial advisor in identifying investment banking, venture capital and other financial firms that the post-merger company may consider retaining. LFG is a warrant holder in the Company, and has a consulting agreement with the Company, which will remain in effect post-merger.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company currently rents approximately 1,530 square feet of office space at 200 Hannover Park Road, Suite 120, in Atlanta, Georgia, at a current monthly rental cost of $1,404.00. The Company's current lease began on April 1, 2004, and will expire on March 31, 2009. The Company paid rent of $1,350 per month from April 1, 2004 to March 30, 2006. The Company's rent will increase to $1,460.16 per month from April 1, 2006 to March 30, 2007, $1,518.57 from April 1, 2007 to March 30, 2008 and $1,579.31 from April 1, 2008 to March 30, 2009.

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

     In March 2006, the Company received correspondence from an individual residing in Arizona regarding the unauthorized faxing of unsolicited facsimiles.

     In March 2006, the Company received correspondence from the Idaho Attorney General's office regarding a potential violation of Idaho law in connection with the unauthorized faxing of unsolicited facsimiles. The letter was sent for informational purposes only, and the Company was not responsible for the unsolicited faxing of such facsimiles; however, the Company does not expect to receive any further correspondence from the Idaho Attorney General's office regarding such faxes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 16, 2005, by a written consent to action without a meeting, the Company's Majority Shareholder acted by written consent to action without a meeting to approve a Certificate of Amendment to the Company's Articles of Incorporation with the Secretary of State of Nevada, which became effective on November 18, 2005. The Certificate of Amendment effected a name change to BioStem, Inc., and effected a change to the articles regarding the Company's board of directors to provide that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors.

     Notice of the Written Consent was provided to the shareholders of the Company in an Information Statement mailed to the shareholders of the Company on or about October 27, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. Below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. Prior to June 2003, the Company's trading symbol was "WBVW," and from June 2003, to January 7, 2005, the Company's trading symbol was "CSCA." On January 7, 2005, in connection with the Company's name change and change in business focus, the Company's securities began trading under the symbol "NPKG." On or about November 18, 2005, in connection with the Company's name change to BioStem, Inc., the Company's securities began trading under the symbol "BTEM."

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  BID
                                                PRICES(1)*
                      QUARTER ENDED          HIGH       LOW
                      -------------          ----       ---
                      December 31, 2005(1)   3.40      0.01
                      September 30, 2005     0.66      0.38
                      June 30, 2005          1.00      0.60
                      March 31, 2005(1)      1.25      0.31



                      December 31, 2004      8.00      1.10
                      September 30, 2004    10.00      5.00
                      June 30, 2004         12.00      3.50
                      March 31, 2004        20.00      8.70

* Approximate

(1) The Company affected a 4:1 forward stock split for shareholders of record as of October 20, 2005, and the bid prices for the quarter ended December 31, 2005, retroactively reflect this split. The Company affected a 1 for 4,000 reverse stock split effective January 7, 2005 and the bid prices for the quarters ended December 31, 2004 to January 31, 2004 retroactively reflect this split. Additionally, the Company affected a 60 for 1 forward stock split effective June 24, 2003.

     There were 31 holders of record of the Company's Common Stock as of April 10, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued the following unregistered securities during the fourth quarter of the year ended December 31, 2005:

     o 10,000 restricted shares of common stock to an attorney on October 10, 2005, in consideration for legal services rendered to the Company;

     o 8,000 restricted shares of common stock to an attorney on October 12, 2005, in consideration for $1,000 of legal services rendered to the Company; and

     o An aggregate of 1,500,000 shares of the Company's restricted common stock on November 11, 2005, in connection with the FSI Consulting Agreement (described above), 500,000 shares to Rahul Alim, 500,000 shares to the Alimchandani Family and 500,000 shares to Natasha Alimchandani.

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

OVERVIEW

     If the Company is unable to close the Merger (described above), the Company's goal will be to grow its operations by acquiring additional booting and/or parking companies in the Atlanta, Georgia area and possibly throughout the South East, which may include the acquisition of valet parking, parking management, parking control, or parking equipment companies, or possibly purchasing existing parking lots or lots which the Company can make into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make, but is expected to be substantial. As of the date of this filing, the Company has no definite plans for future acquisitions, or financing in place to complete any future acquisitions, if any.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004


Comparison of Operating Results

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004

     We had $1,085,057 of net sales for the year ended December 31, 2005, compared to $317,595 of net sales for the year ended December 31, 2004, an increase of $767,462 or 242% from the prior period. The increase in sales was due to increased revenue due in connection with the acquisition of Pro-Systems and related contracts which were gained in the acquisition, as well as new business contracts gained throughout 2005. Additionally, a large factor in our substantial increase in revenue from the prior period was due to the added operations of ABS and BH during the year ended December 31, 2005, which were acquired in the last quarter of 2004.

     We had total costs and expenses of $2,025,059 for the year ended December 31, 2005, compared to total costs and expenses for the year ended December 31, 2004 of $340,424, an increase of $1,684,635 or 495% from the prior period. The increase in total costs and expenses was mainly caused by a $694,825 or 5,610% increase in professional and consulting fees, to $707,210 for the year ended December 31, 2005, compared to $12,385 for the year ended December 31, 2004, which increase was due to the issuance of stock based compensation, representing the issuance of 12,000,000 shares of common stock to London Finance Group, Ltd., in connection with the Consulting Agreement, as amended, described above, as well as the issuance of an aggregate of 18,000 shares of common stock for services to certain of our attorney's and 1,500,000 shares of common stock to various other consultants during the year ended December 31, 2005; certain amounts paid to our attorneys and auditors in connection with our public reporting requirements; and $240,000 of accrued consulting fees owed to London, which we have agreed to pay $20,000 per month under the Consulting Agreement, as amended; a $496,770 or 619% increase in compensation and benefits to $576,986 for the year ended December 31, 2005, compared to $80,216 for the year ended December 31, 2004, which increase was mainly due to the addition of three (3) full time employees in our Atlanta office, and the related increases in salaries and payroll tax liability, as well as increases in contract labor expenses due to an increased number of valet parking attendants in connection with our increased operations; a $162,044 or 1,365% increase in depreciation and amortization to $173,915 for the year ended December 31, 2005, compared to $11,871 for the year ended December 31, 2004, which included depreciation of assets received in the ABS and BH acquisitions, as well as amortization of the covenants not to compete in connection with the ABS and BH acquisitions; a $109,768 or 223% increase in lot lease expense to $158,994 for the year ended December 31, 2005, compared to $49,226 for the year ended December 31, 2005, which amount included fees paid by the Company to certain parking lot owners in consideration for those parking lot owners allowing the Company to service their lots and retain the valet parking fees received; and a $180,058 or 108% increase in other operating expenses to $346,909 for the year ended December 31, 2005, compared to $166,851 for the year ended December 31, 2004.

     Also attributing to the increase in total costs and expenses was an increase of $38,918 or 817% in interest expense, to $43,684 for the year ended December 31, 2005, compared to $4,766 for the year ended December 31, 2004; and an increase in rent expense of $2,252 or 14.9%, to $17,361 for the year ended December 31, 2005, compared to $15,109 for the year ended December 31, 2004.

     We had a net loss of $940,002 for the year ended December 31, 2005, compared to a net loss of $22,829 for the year ended December 31, 2004, an increase in net loss of $917,173 or 4,018% from the prior period. The increase in net loss was attributable to the 495% increase in costs and expenses from the prior period, which was not sufficiently offset by the 242% increase in net sales.

 Liquidity and Capital Resources

     We had total assets of $445,081 as of December 31, 2005, which included total current assets of $89,117, equipment net of accumulated depreciation of $39,351, and intangible assets of $316,613.

     Total current assets included $20,706 of accounts receivable, up from $4,556 of accounts receivable as of December 31, 2004; $67,500 of prepaid consulting fees, up from $-0- of prepaid consulting fees as of December 31, 2004, which consisted of 1,500,000 shares of common stock issued to consultants in November 2005, in consideration for consulting services to be rendered, which amount is being amortized over the life of the consulting contract; and advance receivable related party of $911, compared to $-0- as of December 31, 2004, which represented an amount owed to the Company by its Chief Executive Officer, Marc Ebersole. We had $-0- in cash as of December 31, 2005, compared to $4,554 of cash as of December 31, 2004.

     Equipment, as of December 31, 2005, included automobile of $15,000, relating to our company van, booting equipment of $25,000, and valet equipment of $10,000 (net of accumulated depreciation of $10,469) of $39,351, which was purchased from Pro-Systems, and which included signs, key storage equipment and various other valet parking equipment.

     Intangible assets of $316,613, consisted of our covenants not to compete, with the former owners of Blue Sky and J&K, as described above under "Description of Business," net of amortization of $163,913.

     We  had  negative  working  capital  of  $809,086  as of December 31, 2005.

     We had total liabilities of $1,018,770 as of December 31, 2005, which included total current liabilities of $898,203 and long-term debt, net of current portion of $120,567, which included $8,832 owed on an installment loan for equipment assumed in the ABS and BH acquisition transaction described above under "Description of Business," which is payable at the rate of $464 per month and bears interest at 6% per annum, $63,889 of note payable to a former shareholder in connection with the ABS and BH acquisition transaction, which amount is non-interest bearing and is payable at the rate of $2,778 per month, and $86,750 owed pursuant to our Junior Debentures, which are non-interest bearing, convertible into the Company's common stock (as described above under "Junior Debentures"), and are due January 31, 2010, less current portion of long-term debt payable of $38,904.

     Current liabilities on December 31, 2005 included $5,356 of bank overdraft; $27,581 of accounts payable, up from accounts payable of $3,485 as of December 31, 2004; $4,693 of notes payable to an individual consisting of loans made to the Company by non-affiliated parties; $458,904 of current portion of long-term debt relating to our outstanding Note with Hyde (as described above); and $401,669 of accrued expenses, which was mainly due to $240,000 of consulting fees owing to London, and $46,118 of interest due on the Hyde Senior Debenture, as well as certain amounts owed to our attorney's and auditors in connection with services rendered and amounts owed in connection with payroll taxes payable for J&K.

     We had $36,949 of net cash flows used in operating activities for the year ended December 31, 2005, which included $940,002 of net loss and $17,061 of accounts receivable, offset by $173,915 of depreciation and amortization, $302,700 of stock and warrants issued for services, $396,903 of accrued expenses, $22,500 of amortization of prepaid consulting fees, and $24,096 of accounts payable.

     We had $10,000 of cash flows used in investing activities for the year ended December 31, 2005, which consisted of $10,000 of purchase of fixed assets, due solely to our purchase of assets of Pro-Systems Parking Management, Inc., a Georgia corporation specializing in valet parking services ("Pro-Systems") in March 2005.

     We had $37,039 of net cash flows provided by financing activities for the year ended December 31, 2005, which included $135,000 of proceeds from our Senior Debenture with Hyde, offset by $30,000 of payments on notes payable to related parties paid to our Chief Executive Officer, Marc Ebersole in connection with a $30,000 outstanding note, which was repaid to Mr. Ebersole during 2005, $61,954 of payments on debt, consisting of payments made on our outstanding promissory note with Scott Pringle, in connection with the purchase of J&K, and to the previous owner of the assets of Blue Sky in connection with ABS, as well as amounts paid on our automobile loan and a $6,007 loan from an individual, who was not affiliated with the Company.

     Due to the $1,044,680 of accumulated deficit, negative working capital of $809,086 and bank over draft of $5,356 as of December 31, 2005, as well as the $470,000 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2006. Meeting these commitments may be easier or harder, assuming the Merger is finalized with Cryobanks, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.


                 RISK FACTORS RELATING TO PARKING SERVICES OPERATIONS
                 ----------------------------------------------------

NEED  FOR  ADDITIONAL  FINANCING.

     The Company requires approximately $40,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $470,000 to Hyde in connection with its Senior Debenture (as described below), $240,000 of consulting fees owing to London, in connection with the Consulting Agreement and Amended Consulting
Agreement, described above, and $46,118 of interest on the Hyde Senior Debenture, also described above, and had overdrawn its bank account by $5,356 as of December 31, 2005, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

     The Company currently owes $470,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on June 30, 2006. As of December 31, 2005, the Company had $-0- in cash, had overdrawn its bank account by $5,356 and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $470,000 to repay the Senior Debenture on June 30, 2006, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

WE ARE CURRENTLY IN NEGOTIATIONS TO ACQUIRE AND/OR MERGE WITH A COMPANY IN THE STEM CELL INDUSTRY, WHICH WILL LIKELY CAUSE US TO CHANGE OUR BUSINESS FOCUS, DISCONTINUE OUR CURRENT OPERATIONS, RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS AND WILL LIKELY CAUSE THE COMPOSITION OF THE COMPANY'S MANAGEMENT AND BOARD OF DIRECTORS TO CHANGE.

     The Company has entered into a Merger Agreement with Cryobanks, a stem cell company. The Company has entered into agreements with a consultant, Financial Systems International (as described above), which is to provide consulting services to the Company in connection with such Merger. The Company can make no assurances that the Company will be able to acquire and/or merge with Cryobanks and/or that it will have sufficient funds to support its current operations until such acquisition and/or merger is complete, if ever. Additionally, in connection with London's Consulting Agreement, described above, London will receive 10% of any compensation paid to the Company in connection with any merger, acquisition or exchange entered into, including the Merger Agreement. In the event the Company does close the Merger, the Company's majority shareholders will change and new shares of common stock will be issued resulting in dilution to current shareholders. Additionally, the Company's new majority shareholders will change the composition of the Company's Board of Directors and replace the Company's management. The new management will change the Company's business focus to the stem cell field and currently plan to spin-off the Company's current operations to a separate private company, not affiliated with us. The Company can make no assurances that the Company's new management will be able to properly manage the direction of the Company or that this change in the Company's business focus will be successful. If the Company does close the Merger, and the Company's new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its operations, which will cause the value of the Company's Common Stock to decline. The Company will continue with its current business in the event a merger or acquisition is not completed.

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

     We had total liabilities of $1,018,770 at December 31, 2005. We had current assets of $89,117 at December 31, 2005. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

DILUTION  TO  CURRENT  SHAREHOLDERS.

     In the event the Agreement and Plan of Merger is successfully completed, this will result in dilution to the Company's shareholders as new stock will be issued in connection with both the Agreement and Plan of Merger as well as the private placement. Such dilution may result in a decrease in our share price.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As April 10, 2006, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

ABS CURRENTLY RELIES ON APPROXIMATELY THREE MAJOR CUSTOMERS FOR ITS REVENUE.

     All of ABS's revenue currently comes from approximately three major clients. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its customers and fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $940,002 for the year ended December 31, 2005, $22,829 for the year ended December 31, 2004, and because we had an accumulated deficit of $1,044,680 at December 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF WE ARE LATE TWO MORE TIMES IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC IN THE NEXT TWENTY-FOUR (24) MONTHS, WE WILL BE DE-LISTED FROM THE OVER-THE -COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we are late in filing this Form 10-KSB, if we are late in our periodic filings two times in the next twenty-four month period and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

CONTENTS

--------------------------------------------------------------------------------

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

Consolidated Statements of Stockholders' Deficit                             F 5

Notes to Consolidated Financial Statements                                   F 6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748



             Report of Independent Registered Public Accounting Firm


To the Board of Directors
BioStem, Inc.
Atlanta, GA

We have audited the accompanying consolidated balance sheets of BioStem, Inc. (Formerly National Parking Systems, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred net losses of $940,002 in 2005 and $22,829 in 2004, has a negative working capital of $809,086, a stockholders' deficit of $573,689 at December 31, 2005, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                   /s/ Meyler & Company, LLC



Middletown, NJ
April 12, 2006



BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                          --------------------
                                                            2005        2004
                                                          ---------   --------

CURRENT ASSETS
     Cash                                                             $  4,554
     Accounts receivable                                  $  20,706      4,556
     Prepaid consulting fees                                 67,500
     Advance receivable - related party                         911
                                                          ---------   --------
          Total Current Assets                               89,117      9,110

EQUIPMENT, net of accumulated depreciation                   39,351     39,350

INTANGIBLE ASSETS
     Covenant not to compete, net of amortization
       of  $163,913 and $11,221, in 2005 and 2004,
        respectively                                        316,613    480,529
                                                          ---------   --------
          Total Assets                                    $ 445,081   $528,989
                                                          =========   ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                       $   5,356
     Accounts payable                                        27,581   $  3,485
     Notes payable to an individual, unsecured                4,693     10,700
     Notes payable to related parties                                   30,000
     Current portion of long-term debt                      458,904    346,827
     Accrued expenses                                       401,669      4,766
                                                          ---------   --------
     Total Current Liabilities                              898,203    395,778
                                                          ---------   --------

LONG-TERM DEBT
     Loans payable, net of current portion                  120,567    159,598
STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001 authorized
          10,000,000 shares, none issued and outstanding
     Common stock authorized 300,000,000
     shares; par value $0.001; issued
     and outstanding 175,218,044 and 40,425,011
      shares at December 31, 2005 and 2004, respectively    175,218     40,425
     Paid-in capital                                        295,773     37,866
     Accumulated deficit                                 (1,044,680)   (104,678)
                                                         ----------    --------
          Total Stockholders' Deficit                      (573,689)    (26,387)
                                                         ----------    --------

     Total Liabilities and Stockholders' Deficit         $  445,081    $528,989
                                                         ==========    ========


                 See accompanying notes to financial statements.


                                   BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                        -------------------------
                                                            2005          2004
                                                        -----------    ----------
NET SALES                                               $ 1,085,057    $  317,595

COSTS AND EXPENSES
     Compensation and benefits                              576,986        80,216
     Professional and consulting fees                       707,210        12,385
     Depreciation and amortization                          173,915        11,871
     Lot lease expense                                      158,994        49,226
     Interest expense                                        43,684         4,766
     Rent expense                                            17,361        15,109
     Other operating expenses                               346,909       166,851
                                                        -----------    ----------
          Total Costs and Expenses                        2,025,059       340,424

NET LOSS                                                $  (940,002)   $  (22,829)
                                                        ===========    ==========

NET LOSS PER COMMON SHARE
     (BASIC AND DILUTED)
                                                        $     (0.01)   $    (0.01)
                                                        ===========    ==========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                 173,909,523   173,700,044
                                                        ===========   ===========


                 See accompanying notes to financial statements.



                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                      2005              2004
                                                                   -----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $  (940,002)      $  (22,829)
   Adjustments to reconcile net loss to cash flows used
    in operating activities:
       Depreciation and amortization                                   173,915           11,871
       Amortization of prepaid consulting fees                          22,500
       Stock and warrants issued for services                          302,700
       Accounts receivable                                             (17,061)           6,074
       Accounts payable                                                 24,096            3,485
       Accrued expenses                                                396,903            4,766
                                                                   -----------       ----------
           Net cash provided by (used in) operating activities         (36,949)           3,367
                                                                   -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                            (10,000)
                                                                   -----------       ----------
           Net cash used in investing activities                       (10,000)
                                                                   -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to related parties                        (30,000)          (9,638)
   Proceeds from senior debenture                                      135,000
   Payments on debt                                                    (61,954)         (13,625)
   Loan from individual                                                 (6,007)          29,000
                                                                   -----------       ----------
           Net cash provided by financing activities                    37,039            5,737
                                                                   -----------       ----------

INCREASE (DECREASE) IN CASH                                             (9,910)           9,104

CASH (OVERDRAFT), BEGINNING OF PERIOD                                    4,554           (4,550)
                                                                   -----------       ----------

CASH (OVERDRAFT), END OF PERIOD                                    $    (5,356)      $    4,554
                                                                   ===========       ==========

SUPPLEMENTAL CASH FLOW
   INFORMATION:
   Issuance of notes/loans for equipment                                             $   40,000
   Issuance of note/loans for covenant-not-to-compete                                   491,750
   Notes payable to related parties                                                     (30,000)
   Notes payable for equipment                                                          (40,000)
   Senior Secured Convertible Note                                                     (275,000)
   Junior Convertible Debenture                                                         (86,750)
   Note payable for non-compete-agreement                                              (100,000)

NON-CASH EXPENDITURES
   Issuance of 1,500,000 shares of common stock
      for prepaid consulting fees                                       90,000
   Issuance of 1,000,000 warrants in connection
      with merger agreement                                             42,900



                 See accompanying notes to financial statements.



                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                             Common Stock                Additional                        Total
                                        ----------------------            Paid in       Accumulated     Stockholders'
                                          Shares         Amount           Capital         Deficit         Deficit
                                        -----------------------------------------------------------------------------

Issuance of shares to stockholders             1,000      $  1,000                                      $       1,000
Net income for year ended
     December 31, 2002                                                                  $     7,071             7,071
                                         -----------      --------                      -----------     -------------
Balance, December 31, 2002                     1,000         1,000                            7,071             8,071

Reverse merger (Note A)
     Exchange of shares                       (1,000)       (1,000)      $    1,000
Outstanding common stock of
     BioStem, Inc.                       300,000,000       300,000        1,647,611      (1,947,611)
Redemption of shares at merger          (299,924,989)     (299,925)         299,925
Capitalization of prior losses                                           (1,908,186)      1,908,186
Issuance of shares on merger              40,350,000        40,350          (40,350)
Net loss for year ended
     December, 31, 2003                                                                     (49,495)          (49,495)
                                        -----------       --------        ---------     -----------     -------------
Balance, December 31, 2003               40,425,011         40,425                          (81,849)          (41,424)

Additional capital contributed
  by stockholders                                                            37,866                            37,866
Net loss for year ended
  December, 31, 2004                                                                        (22,829)          (22,829)
                                        -----------       --------        ---------     -----------     -------------
Balance, December 31, 2004               40,425,011         40,425           37,866        (104,678)          (26,387)
                                        -----------       --------        ---------     -----------     -------------

Issuance of stock for services            3,004,500          3,005          299,695                           302,700
Four-for-one stock split
     (effective October 20, 2005)       130,288,533        130,288         (130,288)
Issuance of stock for services            1,500,000          1,500           88,500                            90,000
Net loss for year ended
     December, 31, 2005                                                                    (940,002)         (940,002)
                                        -----------       --------        ---------     -----------     -------------

Balance, December 31, 2005              175,218,044       $175,218        $295,773      $(1,044,680)    $    (573,689)
                                        ===========       ========        ========      ===========     =============


See accompanying notes to financial statements

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005



NOTE A -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature  of  Business
     --------------------

     BioStem, Inc. (formerly National Parking Systems, Inc.) (the "Company") presently provides parking and valet services to establishments and booting services to parking garages and lots in Atlanta, Georgia through its wholly owned subsidiaries: BH Holding Company, Inc., which owns J&K Parking, Inc., and ABS Holding Company, Inc. BH Holding Company, Inc. and ABS Holding Company, Inc. are Nevada Corporations and J&K Parking, Inc. is a Georgia Corporation. All of these companies were under the common control of one individual prior to the reverse merger.

     Reverse  Merger
     ---------------

     On January 13, 2005, the Company entered into a stock exchange agreement with Cascade Mountain Mining Company, Inc. ("Cascade") which subsequently changed its name to National Parking Systems, Inc, and then BioStem, Inc. whereby Cascade issued 40,350,000 shares of its common stock to acquire BioStem, Inc. Additionally, Cascade authorized a 1 for 4,000 reverse split of its common stock prior to the merger. In connection with the merger, BioStem, Inc. became a wholly owned subsidiary of Cascade. Prior to the merger, Cascade was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, BioStem, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of Cascade resigned and were replaced with the officers and directors of BioStem, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of BioStem, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

     Going  Concern
     --------------

     As shown in the accompanying financial statements, the Company has incurred net losses of $940,002 in 2005 and $22,829 in 2004, has a negative working capital of $809,086, and a stockholders' deficit of $573,689 at December 31, 2005. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

     Consolidated  Financial  Statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005



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

     Cash  Equivalents
     -----------------

     For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.

     Fair  Values  of  Financial  Instruments
     ----------------------------------------

     The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and loans payable approximate their fair value based upon management's estimates using the best available information.

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

     Revenue  Recognition  Policy
     ----------------------------

     Revenue is recognized for the valet and parking establishments when the service is performed. Cash is collected immediately and deposited in the bank the next day with proper reconciliation and accountability. In connection with the booting services, revenue is recognized when the service is performed.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock-Based  Compensation
     ------------------------

     The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

     Impairment  of  Long-Lived  Assets
     ----------------------------------

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

     Recent  Accounting  Pronouncements
     ----------------------------------

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Implementation of SFAS 123(R) is not expected to have a material impact on the Company's financial position or results of operations.

     In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recent  Accounting  Pronouncements  (Continued)
     -----------------------------------------------

     fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE  B  -  EQUIPMENT

     Equipment  at  December  31,  2005  and  2004  is  as  follows:

                                                                       Average
                                                2005      2004       Useful Life
                                              -------   -------     ------------
            Automobile                        $15,000   $15,000           3
            Booting  equipment                 25,000    25,000           10
            Valet  equipment                   10,000                     3
                                              -------   -------
                                               50,000    40,000
            Less:  accumulated  depreciation   10,469       650
                                              -------   -------
                                              $39,351   $39,350
                                              =======   =======

     Depreciation expense of $9,999 and $650 are included within Depreciation and amortization expense on the Statement of Operations for the years ended December 31, 2005 and 2004, respectively.

NOTE  C  -  COVENANT-NOT-TO-COMPETE

     On November 4, 2004 and prior to the reverse merger, Mr. Marc Ebersole, the Chief Executive Officer of National Parking Systems, Inc. formed two corporations: (1) BH Holding Company, Inc. (BH) and (2) ABS Holding Company, Inc. (ABS). Each company had 500 common shares outstanding.

     On November 4, 2004, BH acquired J&K Parking, Inc. d/b/a B&H Parking. Mr. Ebersole, who owned 50% of B&H Parking, merged his interest in BH for a $30,000 promissory note for assets and a three year covenant not to compete. Since the company had no other assets, the value was placed on the covenant not to compete. BH acquired the other 50% from Mr. Ebersole's partner for $200,000. Of this amount, $175,000 was loaned under the Senior Secured Convertible Debenture and the Company issued an additional $25,000 promissory note to Mr. Ebersole's partner. No value was placed on the customer lists, the only other asset since the contracts were not binding on either party and were considered month to month.

     On November 4, 2004, ABS acquired the assets of Blue Sky Parking, Inc. for $200,000. Blue Sky was primarily in the "Booting Business". A value of $25,000 was placed on the booting equipment which was deemed to be the fair market value at date of acquisition. A payment of $100,000 was made from borrowings under the Senior Secured Convertible Promissory Note and ABS issued a $100,000 promissory note to the former owners. The purchase price of $200,000 contained a non-compete agreement. Blue Sky had two informal booting contracts and one was cancelled prior to acquisition. The other agreement was on a month to month basis.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  C  -  COVENANT-NOT-TO-COMPETE  (Continued)

     The share exchange agreement exchanges all of the outstanding common of BH and ABS for 32,600,000 shares (pre-split) of National Parking Systems', Inc. common stock. The share exchange agreement contained a non-compete agreement. Additionally, the right to receive preferred stock in BH and ABS was exchanged for 7,750,000 shares (pre-split) of National Parking Systems', Inc. common stock and a Junior Convertible Debenture in the amount of $86,750. These share exchange agreements contained non-compete Agreements with the owners of the acquired business.

     The  following  is  a  summary  of the covenants not to compete at December
     31,  2005  and  2004  :

                                                      2005          2004
                                                   ----------    ----------
             Covenants  not  to  compete           $  491,750    $  491,750
             Less:  accumulated  amortization        (175,137)      (11,221)
                                                   ----------    ----------
                                                   $  316,613    $  480,529
                                                   ==========    ==========

     Amortization expense of $163,916 and $11,221 are included within Depreciation and amortization expense on the Statement of Operations for the years ended December 31, 2005 and 2004, respectively.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

     In connection with the merger, the Company issued a $30,000 note to the President and Chief Executive Officer, who was also the majority owner of one of the companies acquired, for a non-compete agreement. The note is payable at the rate of $900 per month commencing December 1, 2004 with a final balloon payment due on November 1, 2005. The note is unsecured and bears interest at the rate of 18% per annum. During 2005, this amount was repaid. The President, at December 31, 2005, has an outstanding advance from the Company of $911.

     Professional and consulting fees in 2005 to Hyde Investments, Ltd. ("Hyde") and London Finance Group, Ltd. ("London") which are under common control, amounted to $582,900 and interest of $41,455 was also paid to Hyde in 2005.

NOTE  E  -  LONG-TERM  DEBT


                                                                                                 December 31,
                                                                                             -------------------
                                                                                               2005       2004
                                                                                             --------   --------
     Unsecured  note  payable  to  former  owner,  dated November  2,  2004, in  connection  with  a  3  year  covenant  not  to  compete agreement in the amount of $25,000 payable in twelve monthly
       payments  of  $2,083  per  month.                                                                $ 22,917

     Installment  loan  payable,  dated  November  2,  2004,  for equipment  assumed in  the  merger.  The  loan  is  secured by a vehicle and is
       payable  at  $464  per  month  including  interest  of  6%.                           $  8,832     14,536

     Note  payable,  dated  November  2,  2004,  in  connection with  the  merger  to  a former  shareholder  for  $100,000  for  a  3  year
       non-compete  agreement.  The note is unsecured, non-interest
       bearing,  and  is  payable in 36 months at $2,778 per month.                            63,889     97,222


                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  E  -  LONG-TERM  DEBT  (Continued)


                                                                                             December 31,
                                                                                       ----------------------
                                                                                          2005         2004
                                                                                       ----------   ---------

     Senior Secured Convertible Debenture dated October 15, 2004, maturing
       October  15,  2005  to  include  advances  not  to  exceed
       $1,000,000 with an interest rate of 10% per annum secured by all  of  the  Company's  assets extended until June 30, 2006 under  terms  of  "Agreement  to  Extend  Senior Convertible
       Debenture".  (See  Note  H  - Commitments and Contingencies)                      420,000     285,000

     Junior Convertible Debentures in the amount of $86,750 due January 31, 2010.
       The  Debentures  are  non-interest  bearing  and  are
       convertible  into the Company's common stock. (See also Note
        H  -  Commitments  and  Contingencies)                                            86,750      86,750
                                                                                       ---------    --------
                                                                                         579,471     506,425
     Less:  current  portion                                                             458,904     346,827
                                                                                       ---------    --------

     Long-term  portion                                                                $ 120,567    $159,598
                                                                                       =========    ========


NOTE  F  -  INCOME  TAXES

     The Company utilizes SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

     The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2005 and 2004, these differences resulted in a deferred tax asset of approximately $328,419 and $12,566, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2005 and, 2004.

     The Company's net operating loss carry forwards amounted to approximately $980,000 at December 31, 2005, which will expire through 2020.

NOTE  G  -  STOCKHOLDERS'  DEFICIT

     The Company's certificate of incorporation was amended January 4, 2005 to change the name of the company from Cascade Mountain Mining Company, Inc. to National Parking, Inc. Additionally, a 1 to 4,000 reverse stock split was effected. The financial statements for the years ended December 31, 2005 and 2004 give effect to these transactions.

     In connection with the reverse merger, 40,350,000 shares (pre-split) of the Company's common stock were issued to acquire National Parking, Inc.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  G  -  STOCKHOLDERS'  DEFICIT  (CONTINUED)

     In July 2005, the Company issued 3,000,000 shares (pre-split) under an approved S-8 stock plan to consultants for services rendered in connection with the Company's reverse merger. The shares were valued at $0.10 per share. Accordingly, stock for services in the amount of $300,000 was recorded and included in professional and consulting fees expense.

     In October 2005, the Company issued 4,500 shares of common stock to attorneys in consideration for legal services rendered to the Company. The shares were valued at $0.60 per share ($0.15 post split). Accordingly, stock for services in the amount of $2,700 was recorded and included in professional and consulting fees expense.

     The Company affected a 4:1 forward stock split for shareholders of record as of October 20, 2005.

     In November 2005, the Company issued 1,500,000 shares of common stock to consultants. The shares were valued at $0.06 per share. Accordingly, stock for services in the amount of $90,000 was recorded, of which $67,500 was recorded in Prepaid consulting fees and $22,500 was recorded in professional and consulting fees expense. The Prepaid consulting fees are being amortized over the life of the consulting agreement.

     Merger  Agreement
     ----------------

     On November 22, 2005, the Company entered into an Agreement and Plan of Merger with Cryobanks International Inc., a Delaware corporation ("Cryobanks"). Pursuant to the Merger Agreement, shares of common stock, warrants and preferred stock of Cryobanks which are issued and outstanding immediately prior to the effective date of the merger will be converted into the right to receive common stock of the Company. Pursuant to the merger, Cryobanks will be merged with and into BioStem Acquisition Company, Inc., a to be formed subsidiary of the Company and a Delaware corporation ("Acquisition Company") and Cryobanks shall be dissolved. The closing date of the merger is the business day after satisfaction or waiver of the conditions set forth below. ("Closing Date")

     Pursuant to the Merger Agreement, the aggregate number of shares of the Company issued and outstanding immediately prior to the closing shall be no more than 15,650,000 shares of common stock, and there shall be no more than 2,000,000 warrants outstanding which shall have an exercise price of $1.00 per share.

     Among other conditions described in the Merger Agreement, a material condition to the effectiveness and closing of the merger is the successful completion of a financing by Cryobanks which results in net proceeds to Cryobanks of at least $10,000,000 pursuant to a Private Placement, which attempts to sell 10,000,000 shares of Cryobanks preferred stock to investors at $1.00 per share and warrants to purchase 3,000,000 shares of Cryobanks common stock, exercisable at $1.10 per share, on or before the closing date of the merger. The preferred shares issued by Cryobanks in such financing will be convertible into one share of the Company for each share of preferred stock issued to such investors. These Company shares (which are in addition to the 120,000,000 shares issued to the holders of Cryobanks common stock and warrants), and 2,000,000 shares which are issuable upon conversion of $2,000,000 of debt of Cryobanks, will not be subject to any restriction or lock-up, and will be registered for resale by the Company through a registration statement.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  G  -  STOCKHOLDERS'  DEFICIT  (CONTINUED)

     Merger  Agreement  (Continued)
     ----------------------------

     Cryobanks has an agreement with the holder of its Series A Preferred Stock, of which there are 7,000,000 shares outstanding, that fifty percent of the proceeds of the above financing will be used to redeem the Series A Preferred Stock at a redemption price of $1.00 per share, up to $10.0 million of gross proceeds, and 100% of gross proceeds in excess of $10.0 million will be used to redeem the balance of such shares of Series A Preferred Stock.

     The boards of directors of both the Company and Cryobanks have approved and the majority shareholders of both companies have consented to the merger agreement.

     The Merger Agreement stated that the agreement would terminate if the merger was not consummated by March 1, 2006, or by the mutual written consent of the Company and Cryobanks, or for any other reason as described in the Merger Agreement. On March 1, 2006, the Company and Cryobanks amended the Merger Agreement to state that the agreement would terminate if the merger was not consummated by June 30, 2006.

     Pursuant to the terms of the Merger Agreement, the Company will divest itself of its two operating subsidiaries, and will have no more than $25,000 of accrued but unpaid liabilities on the effective date of the merger. On the effective date of the merger, Cryobanks will merge with and into the Acquisition Company, which will become the surviving corporation in the merger. All of the outstanding shares of Series A Preferred, Series B Preferred Stock and warrants of Cryobanks will be converted into shares of common stock of the Company at an exchange ratio of 0.852578, unless such Series A Preferred Stock, Series B Preferred Stock and warrants are issued pursuant to the planned Private Placement. The total amount of shares to be issued in connection with the conversion of the Series A Preferred Stock, Series B Preferred Stock and warrants shall total 120,000,000 shares of the Company's common stock, and the exchange ratio shall be adjusted if any shares of the Company's common stock are issued prior to the closing, by dividing 120,000,000 by the sum of the then outstanding shares of the Company's common stock and warrants.

     Shareholders of Cryobanks who dissent to the Merger are entitled to receive payment for their shares in lieu of shares of the Company.

     All warrants to purchase shares of Cryobanks common stock which are outstanding prior to the Merger will be assumed by the Company as provided in the Merger Agreement.

     Upon the closing of the merger, the Company will issue 120,000,000 shares of its common stock to the shareholders of Cryobanks, and the board of directors of Cryobanks will be appointed to the Company's board, and the current members of the Company's board will resign. On the effective date of the merger, immediately prior to the merger, the Company will have 15,650,000 shares of common stock outstanding, and warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share. All other shares currently outstanding shares (159,150,044 shares) will be cancelled in exchange for the transfer by the Company of all of the common stock of its current two operating subsidiaries to those shareholders canceling shares.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  G  -  STOCKHOLDERS'  DEFICIT  (CONTINUED)

     Merger  Agreement  (Continued)
     ----------------------------

     Subsequent to the Merger, the Company and Cryobanks will cause to be filed a registration statement on Form S-4 registering the issuance of the 120,000,000 shares to the Cryobanks shareholders. Notwithstanding this registration, all of the 120,000,000 shares so issued shall be subject to a one year restriction against transfer, except for approximately 91,879,402 shares held by the majority shareholder of Cryobanks, which will be subject to a six-month restriction.

     Agreement  to  Purchase  Subsidiaries  and  Cancel  Shares
     ----------------------------------------------------------

     On November 22, 2005, the Chief Executive Officer, Marc Ebersole, and Directors, Scott Schweber and Christine Ebersole (the "Management Shareholders"), entered into an Agreement to Purchase Subsidiaries and Cancel Shares ("Spin-off Agreement"), with certain shareholders who hold Senior and Junior debentures with the Company (together with the Management Shareholders, the "Security Holders" as described below.) Pursuant to the Spin-off Agreement, the Security Holders agreed to cancel the shares of the Company's common stock which they held in return for the transfer to them of the Company's two wholly owned subsidiaries, ABS Holding Company ("ABS") and BH Holding Company, Inc. ("BH"). Pursuant to the Spin-off Agreement, each Security Holder will receive one share of both ABS and BH for each four shares of the Company which they hold and the Company will then cancel each share of the Company's common stock which they held.

     Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde, to which the Company currently owes $380,000 ($420,000 at December 31, 2005) in connection with a Senior Debenture, agreed to release the Company from any obligations under the Senior Debenture and in exchange for such release, ABS and BH would both assume 50% of the $380,000 outstanding under the Senior Debenture.

     The Spin-off Agreement is to be effective on the day following the closing of the merger with Cryobanks.

     Pursuant to the Spin-off Agreement, the following Security Holders agreed to cancel share amounts as follows:

      Marc  Ebersole              122,000,000  shares
      Christine  Ebersole           4,000,000  shares
      Scott  A.  Schweber           4,000,000  shares
      The  Morpheus  Trust          5,460,018  shares
      Livingston  Investments       6,200,000  shares
      The  Gateway  Real  Estate
      Investment  Trust             5,090,026  shares
      Burton  Partners,  LLC        6,200,000  shares
      Picasso,  LLC                 6,200,000  shares
                                  -----------

       Total                      159,150,044  shares

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Agreement  to  Purchase  Subsidiaries  and  Cancel  Shares  (Continued)
     -----------------------------------------------------------------------

     Assuming the closing of the merger and the subsequent closing of the Spin-off Agreement, the Company will no longer have any interest in the operations of ABS and B&H, and the shareholders of Cryobanks will become the majority shareholders of the Company.

     Senior  Secured  Convertible  Debenture
     ---------------------------------------

     On October, 15, 2004, the Company issued a Senior Secured Convertible Debenture which allows for the Company to borrow up to $1,000,000. $420,000 and $285,000 was outstanding at December 31, 2005 and 2004, respectively. The Debenture was due October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company. As a result of the extension, the due date was extended to June 30, 2006. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company's assets. The Debenture, including accrued interest, is convertible into the Company's common stock at the lesser of
     a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company's CEO.

     Junior  Convertible  Debenture
     ------------------------------

     In connection with the merger, the Company issued $86,750 in 5 year Junior Convertible Debentures dated January 13, 2004. The Debentures are due January 31, 2010. The Debentures do not bear interest and are unsecured. The holder of the Debentures is entitled to convert the Debentures into common stock of the Company at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10.

     Warrant  Agreements
     -------------------

     In connection with the merger, the Company, on January 5, 2005, issued a warrant to London for 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants vest immediately and expire January 5, 2009. The warrants have participating rights should the Company file a registration statement with the Securities and Exchange Commission. The Company recorded $42,900 in professional and consulting fees, which represents the fair value of the warrants at the time services were performed.

     The Company entered into a consulting agreement with Vijay Alimchandani, dba Financial Systems International ("Financial"), on November 11, 2005 which lasts until June 30, 2006. In connection with this agreement, the Company gave Financial a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest immediately and expire June 30, 2006. In the event that the Company does not complete the merger with Cryobanks by June 30, 2006, the Company has the right to purchase the warrant, along with the 1,500,000 shares issued to consultants in November of 2005 (see Note G), for $1,000. No expense was recorded for the warrants since they were determined to have no value at the time services were performed.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Consulting  Agreement
     ---------------------

     The Company, on January 5, 2005, entered into a 2 year consulting agreement with London for services relating to mergers, acquisitions, and the establishment of investment banking relationships. Under the terms of the consulting arrangement, the Company is to a) pay a non-refundable retainer of $5,000 per month, b) issue 3,000,000 shares of the Company's common stock to be registered as promptly as possible but no later than the date the Company files its first registration statement, c) pay a fee of 10% of the consideration paid for any acquisition or sale by the Company and d) reimburse London for reasonable travel expenses. Additionally, the Company will issue to London a warrant to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. The common stock issuable upon exercise will be registered at the Company's expense. The warrants vest immediately.

     On November 23, 2005, the Company amended the London agreement to reduce the number of warrants London was to be issued from 4,000,000 post 4:1 forward split shares to 1,500,000 post 4:1 forward split shares, and increased the exercise price of those warrants from $0.025 to $1.00 per share. Additionally, the fee is increased to $20,000 per month and the expiration date extended to January 31, 2009. As of December 31, 2005, the Company has accrued $240,000 as consulting expense related to this agreement.

     Employment  Agreement
     ---------------------

     The Company, on December 1, 2004, entered into a 3 year employment agreement with the President and Chief Executive Officer. The agreement allows for an annual salary of $120,000 plus health benefits and an auto allowance.

     Lease  Agreement
     ----------------

     On February 13, 2004, the Company entered into a 5 year lease agreement for its corporate headquarters. At December 31, 2005, minimum annual rental payments for the remaining four years are as follows:

                              2006     $17,353
                              2007      18,047
                              2008      18,770
                              2009       4,738

     Rent expense was $17,361 and $15,109 for the years ended December 31, 2005 and 2004, respectively.

NOTE  I  -  SUBSEQUENT  EVENTS

     The Company has entered into two separate three year License Agreements effective January 2, 2006 to provide valet and other parking services at two locations in the Atlanta area. These agreements, with a 60 day cancellation clause, call for annual rental payments by the Company of $354,000 ($29,500 monthly) in exchange for managing, monitoring and collection of all fees for the "work" of the properties.

     The Company has borrowed an additional $50,000 under the Senior Secured Convertible Debenture subsequent to December 31, 2005 bringing the total outstanding to $470,000.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

      NAME                    AGE               POSITION
     -----                    ---               --------

Marc Ebersole                 48             Chief Executive
                                             Officer, President,
                                             Treasurer, Secretary
                                             and Director

Christine Ebersole            36             Director

Scott Schweber                45             Director

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

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board. Christine Ebersole is the niece of our Chief Executive Officer and Director, Marc Ebersole.

CHANGES IN THE COMPANY'S OFFICERS AND DIRECTORS

     On January 14, 2005, Ari Kaplan resigned as a Director of the Company, leaving Marc Ebersole as the sole office and Director of the Company. On August 12, 2005, the Company's Board of Directors appointed Scott Schweber and Christine Ebersole, who is the niece of our Chief Executive Officer and Director, Marc Ebersole, as Directors of the Company.

EMPLOYMENT  AGREEMENT

     On November 4, 2004, Marc Ebersole, the Company's Chief Executive officer entered into an Employment Agreement with the Company ("Employment Agreement"). Mr. Ebersole's duties under the Employment Agreement include responsibility for the day to day operations of the Company and other duties associated with his position as the Company's Chief Executive Officer. The term of the Employment Agreement is for a period of five (5) years terminating on October 31, 2009. Under the Employment Agreement, Mr. Ebersole is entitled to One Hundred and Twenty Thousand dollars ($120,000.00) a year (his "Basic Compensation"), as well as an automobile allowance of $950.00 a month, until such time as Mr. Ebersole's vehicle is paid in full, and $500.00 a month as a healthcare allowance. Additionally, Mr. Ebersole is eligible for annual bonuses under the Employment Agreement, not to exceed Fifty percent (50%) of his Basic Compensation. The Company also agreed to reimburse Mr. Ebersole for all necessary and usual expenses incurred by him on behalf of the Company.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Marc Ebersole, Christine Ebersole and Scott Schweber are subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

                                                        SUMMARY COMPENSATION TABLE
                                                           ANNUAL COMPENSATION

                                                                     Other
                                                                     Annual                                 LTIP    All Other
Name & Principal                                           Bonus     Compen-     Restricted      Options   Payouts   Compen-
   Position                       Year      Salary ($)      ($)      sation     Stock Awards      SARs      ($)      sation
Marc Ebersole (1)(2)              2005(1)$  125,000       18,600     $17,400
CEO, President,                   2004   $    -0-
Secretary, Treasurer,
and Director

Ari Kaplan(2)                     2004   $    -0-
Former CEO and Director

Wayne Daley(3)
Former CEO, Former President      2004   $   56,000
and Former Director               2003   $   60,000


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Pursuant to Mr. Ebersole's Employment Agreement, described above, we agreed to pay Mr. Ebersole $125,000 per year in salary until the expiration of the Employment Agreement on October 31, 2009. We also agreed to pay him $950 a month in compensation for his automobile and $500 per month as a healthcare allowance pursuant to his Employment Agreement, which amounts are included under the "Other Annual Compensation" column of the table above.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 10, 2006, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

         Name             No. of shares       Percentage(1)
     ----------         -----------------     -------------
     Marc Ebersole            122,000,000             69.6%

     Christine Ebersole         4,000,000             2.3%

     Scott Schweber             4,000,000             2.3%

     All the officers         130,000,000             74.2%
       and Directors
    as a group (3 persons)

(1)  Using  175,218,044  shares issued and outstanding as of April 10, 2006

CHANGES  IN  CONTROL  OF  REGISTRANT

     At the Closing of the Merger (described above under "Item 1.01 Entry into a Material Definitive Agreement"), of which there can be no assurance, it is anticipated that the officers and Directors of Cryobanks will become the officers and directors of the Company until the earlier of their resignation or removal or until their respective successors are duly elected and qualified. It is possible that the officers and Directors of Cryobanks set forth below may change prior to the Closing of the Merger.

The  officers  and  Directors  of  Cryobanks  are  as  follows:

     Dwight C. Brunoehler           Chief Executive Officer, President and
                                    Director

     Zubair Kazi,                   Chairman of the Board of Directors

     M. Osman Siddique              Director

     John R. Edwards                Medical Director

     Sara H. Irrgang                Co-Medical Director

     Pamela Callaghan               Operations Manager

     Teresa Black                   Laboratory Supervisor

     Julie A. Boone                 Cryobanks' Donor Advocate

DWIGHT C. BRUNOEHLER, PRESIDENT AND CEO

     Mr. Brunoehler founded Cryobanks in 1993 as a cryocenter focusing on infertility. In 1995, he shifted the Company's focus towards building a bank of donated unrelated umbilical cord blood for transplantation. He has been instrumental in developing the Company's proprietary collection and processing system to aid in the quality and viability of each unit stored. His skills in public relations have allowed CI to partner with physicians and hospitals nationwide to provide a vehicle that allows patients to donate their baby's cord blood easily and without confusion. This increased attention has also opened many doors engaging Cryobanks in furthering research involving the benefits of cord blood stem cells.

     Mr. Brunoehler is an Active Member of the American Society of Hematology, a Founding Member of the International Cord Blood Society, and a member of The Cord Blood Work Group of the World Marrow Donor Association. Mr. Brunoehler has lectured in numerous hospitals and universities throughout the country on the subject of cord blood donation. Mr. Brunoehler's honors have included the Florida Public Relations Association's Golden Image Award of Distinction, being a featured speaker at the National Convention of State Delegates, and numerous awards and accolades in both the corporate and civic arenas including March of Dimes Corporate Volunteer of the Year. He is a graduate of the University of Central Florida.

ZUBAIR  KAZI,  CHAIRMAN  OF  THE  BOARD  OF  DIRECTORS

     Owner of Kazi Food Corporation and KMVI, Inc. Mr. Kazi is a highly successful entrepreneur possessing substantial knowledge and resources. Kazi Foods Corporation is the second largest private operator of KFC Restaurants in the United States with over 180 restaurants. KMVI is a management consulting company based in St Thomas, USVI. His investment and business experiences span a wide variety of industries operating nationally and internationally.

US  AMBASSADOR  M.  OSMAN  SIDDIQUE,  DIRECTOR

     Ambassador M. Osman Siddique served as the United States Ambassador to Fiji, Tonga, Nauru and Tuvalu (from 1999 to 2001). Prior to his appointment as the United States Ambassador, he was a businessman, entrepreneur and a community leader. He was the Chairman and CEO of ITT/Travelogue, a company he founded in Washington, D.C. in 1976. In 1996, Ambassador Siddique also founded International Travel Technologies (ITT) and acquired TravelNet, Inc. of Columbus, Ohio, a premier technology-based T&E company. He was also the founding member of CorpNet International, a consortium of domestic and international travel management companies with revenues in excess of $1.5 billion. Other ventures co-founded by Ambassador Siddique were in the areas of banking, real estate and international trade. He has been prominently featured in national magazines and newspapers, among them: Forbes, Inc., Success and The Wall Street Journal.

     Ambassador Siddique combines an outstanding business track record with a powerful understanding of international businesses and government environments, spanning over 25 years. With a commanding international network including key government and business leaders, especially in the United States, the Asian-Pacific region and the Middle East, he is able to provide a wide range of advice and assistance to businesses, boards and non-profit organizations. He received his MBA from Indiana University in 1974.

JOHN  R.  EDWARDS,  M.D.,  MEDICAL  DIRECTOR.

     Dr. John Edwards serves as CI's Medical Director overseeing the medical aspects of CB processing and related services, including donor acceptability and release of CB units for transplantation. He is currently the Director of the Bone Marrow Transplant Center at the Walt Disney Memorial Cancer Institute at Florida Hospital in Orlando, Florida. He was formerly the Director of Pediatric Bone Marrow Transplantation and Assistant Professor of Pediatrics at Vanderbilt University School of Medicine. Dr. Edwards earned his MD degree from the University of Florida College of Medicine and completed his residency training in pediatrics at the University of California, San Francisco. He completed a fellowship in pediatric hematology/oncology and immunology at the University of California, San Francisco and a fellowship in pediatric hematology/oncology/BMT at the University of Florida.

SARA  H.  IRRGANG,  M.D.,  CO-MEDICAL  DIRECTOR.

     Dr. Sara Irrgang has served as Medical Director at CI since May 2000 providing medical and technical guidance regarding clinical laboratory practices. She has worked for various agencies as a Medical Examiner for the past 22 years and has worked as a Pathologist for several hospitals. Dr. Irrgang is a Fellow of the College of American Pathologists and is board certified in Anatomic and Clinical Pathology. She earned her MD degree from the Medical College of South Carolina (now Medical University of South Carolina) and completed her pathology residency at Baylor University Medical Center in Dallas, Texas.

PAMELA  CALLAGHAN,  MT  (ASCP)  OPERATIONS  MANAGER

     Ms. Callaghan's extensive experience in the biotechnology research environment has afforded her a clear understanding of the stem cell field. She has over six years experience in a clinical laboratory setting, and has experience in project management and systems implementation. Ms. Callaghan is licensed by the State of Florida as a Clinical Laboratory Supervisor in Immunohematology, Hematology, Serology, Clinical Chemistry, and Microbiology as well as a Clinical Laboratory Scientist and is a registered Technologist with the American Society of Clinical Pathologists. She is finishing a PhD in Biomolecular Science at the University of Central Florida's Burnett College of Biomedical Sciences.

TERESA  BLACK,  BS,  BHS,  MT  (ASCP)  LABORATORY  SUPERVISOR

     Mrs. Black has been the Laboratory Supervisor at CI since 2002. Her primary responsibility at the Company is technical training and project manager for licensee laboratories. Ms. Black received a Bachelor of Science Degree in Zoology from Western Illinois University in Macomb, IL in 1977 and a Bachelor of Health Science in Medical Technology from Governors State University in University Park, IL in 1979. Subsequently, she was a Staff Technologist at Ingalls Memorial Hospital in Illinois for six years. After that, she was a Staff Technologist for 13 years at North Colorado Medical Center in Greeley, CO. In 1998, Ms. Black took a position as Chief Technologist at University of Tennessee Medical Center in Knoxville where she had technology and staff management responsibilities. In 2000, she joined the Methodist Medical Center in Oak Ridge, TN as a Staff Technologist. Ms. Black is an active member of American Association of Blood Banks, American Society for Clinical Laboratory Scientists, has been a registered Technologist with American Society for Clinical Pathologist since 1979, and is licensed by the State of Florida as a Clinical Laboratory Supervisor.

JULIE  A.  BOONE,  MS,  BS,  MT  (ASCP),  DONOR  ADVOCATE

     As Donor Advocate, Ms. Boone is responsible for making sure that donor rights' are respected, offers education and assistance to the donor regarding the donation process, and ensures donor needs and expectations are met. This is a non-paid position and its purpose is to make sure donors have the opportunity to contact an independent party regarding the donation process. She was previously employed at Cryobanks as Laboratory Manager and Director of Quality Assurance. Prior to joining Cryobanks, Ms. Boone managed groups and a facility for the Orlando Regional Medical Center and for six years managed two doctors' office laboratories, which served over 40 physicians. Over the course of 6 years both facilities maintained Clinical Laboratory Licensure with the State of Florida, national CLIA certification, and COLA accreditation. She currently is employed at Orlando Regional Medical Center as the Laboratory Manager in the Hematology Department.

     She received a Bachelor of Science in Medical Technology at the University of New Mexico in Albuquerque. Ms. Boone was accredited as a Medical Technologist by the American Society of Clinical Pathologists and is licensed by the State of Florida as a Clinical Laboratory Supervisor. More recently, she completed a course of study at the University of Central Florida in Orlando and received the degree of Master of Science in Health Science (Administration).

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

     On January 24, 2005, the Company issued the Company's Chief Executive Officer, Marc Ebersole, 130,400,000, restricted shares of the Company's Common Stock in connection with an Exchange Agreement entered into between Mr. Ebersole and the Company. Subsequent to this issuance, Mr. Ebersole transferred 4,400,000 restricted shares to two individuals, and 4,000,000 restricted shares to his niece, Christine Ebersole, who is also a Director of the Company, leaving him the current beneficial owner of 122,000,000 shares of the Company's Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------
2.1(1)          Agreement and Plan of Merger
2.2(1)          Subsidiary Transfer Agreement
3.1(2)          Certificate  of  Amendment  to  the  Company's  Articles  of
                Incorporation to  change  the Company's name to National Parking
                Systems,  Inc.

3.2(3) Certificate of Amendment to the Company's Articles of Incorporation to change the Company's name to BioStem, Inc.

10.1(4)         Stock Exchange Agreement
10.2(4)         Junior Convertible Debenture - The Morpheus Trust
10.3(4)         Junior Convertible Debenture - The Gateway Real Estate
                   Investment Trust
10.4(4)         Junior Convertible Debenture - Picasso, LLC
10.5(4)         Junior Convertible Debenture - Burton Partners, LLC
10.6(4)         Junior Convertible Debenture - Livingston Investments, Ltd.
10.7(4)         Senior Secured Debenture with Hyde Investments, Ltd.
10.8(4)         Security Agreement
10.9(4)         Marc Ebersole's Employment Agreement
10.10(4)        Marc Ebersole's Covenant Not To Compete
10.11(4)        Consulting Agreement
10.12(4)        Warrant Agreement
10.13(5)        Addendum to Stock Exchange Agreement
10.14(5)        General Release and Settlement Agreement
10.15(6)        Consulting  Agreement  with  Financial  Systems  International
10.16(6)        Warrant  Agreement  with  Financial  Systems  International
10.17(6)        Agreement  To  Extend  Senior Secured Convertible
                   Debenture with Hyde
10.18(1)         Amendment to Consulting Agreement

16.1(7)         Letter  from  Ham,  Langston  &  Brezina,  LLP,  Certified
                   Public Accountants
21.1*           Subsidiaries of the Company

31.1*           Certificate of the Chief Executive Officer and Chief
                 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certificate of the Chief Executive Officer of Chief
                 Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to the Company's Form 8-K filed on November 28, 2005, and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed on January 7, 2005, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Company's Form 8-K filed on November 18, 2005, and incorporated herein by reference.

(4) Filed as Exhibits to the Company's Form 8-K filed on January 28, 2005, and incorporated herein by reference.

(5) Filed as Exhibits to the Company's Form 10-QSB filed on November 21, 2005 and incorporated herein by reference.

(6) Filed as Exhibits to the Company's Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.

(7) Filed as Exhibits to the Company's Form 8-K filed on February 16, 2005, and incorporated herein by reference.

*   Filed herein.

     (b) REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2005:

o The Company filed a report on Form 8-K on October 14, 2005 to report that on August 12, 2005, the Company's board of directors appointed Scott Schweber and Christine Ebersole, the niece of Marc Ebersole, our Chief Executive Officer, as Directors of the Company. The Form 8-K also reported the Company's Board of Directors approval of a 4:1 forward stock split to shareholders of record as of October 20, 2005. Additionally, the Form 8-K reported the issuance of an aggregate of 18,000 post forward split shares of unregistered securities..

o The Company filed a report on Form 8-K on October 20, 2005 to report a 4:1 forward stock split to shareholders of record as of October 20, 2005."

o The Company filed a report on Form 8-K on November 18, 2005 to report the filing of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective on November 18, 2005. The amendment effected a name change of the Company to BioStem, Inc. The amendment also effected a change to the article regarding the Company's Board of Directors to provide that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors. As a result of the name change, the Company's common stock traded under the new stock symbol "BTEM" beginning on November 18, 2005.

o The Company filed a report on Form 8-K on November 28, 2005 to report that on November 22, 2005, the Company entered into an Agreement and Plan of Merger with Cryobanks International, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004, for professional services rendered by the Company's principal accountants, Meyler & Company, LLC ("Meyler") for the audit of the Company's annual financial statements was $25,000 and $15,000, respectively.

     The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Company's former independent auditor Ham, Langston & Brezina, LLP, ("Ham") for the year ended December 31, 2004, and the Company's current principal independent auditor Meyler for the year ended December 31, 2005, for review of the financial statements included in the Company's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $10,000 and $9,000, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL PARKING SYSTEMS, INC.

DATED:  April 21, 2006                          By: /s/ Marc Ebersole
                                                ------------------------
                                                 Marc Ebersole
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                        TITLE                            DATE

/s/ Marc Ebersole          Chief Executive Officer,         April  21, 2006
----------------------     Chief Financial Officer,
Marc Ebersole              and Director


/s/ Christine Ebersole     Director                         April 21, 2006
-----------------------
Christine Ebersole