Form 10KSB/A
period 2004-12-31
BIOSTEM, INC.
filed 2006-04-24
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

                                 Amendment  No. 2

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


                            NATIONAL PARKING SYSTEMS, INC.
                          --------------------------------
                                  (Former Name)


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

     As of April 1, 2005, the issuer had 40,425,011 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 3,000,000 shares of Common Stock which we had agreed to issue to London Finance Group, Ltd. in connection with a Consulting Agreement (see "Consulting Agreement," below, under Item 1, "Description of Business"), which shares were issued subsequent to our Deficit, and revisions to Footnotes A, C and D of the financial statements.


     This Amended Report on Form 10-KSB is being filed to include revised audited financial statements for the years ended December 31, 2003 and 2004. The revised financial statements include a revised Statement of Stockholers' Deficit, and revisions to Footnotes A, C and D of the financial statements.



     Other than the updated audited financial statements contained herein, all other sections of this Amended Report on Form 10-KSB, remain the same as the Registrant's Amended Form 10-KSB filed on October 10, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.


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

JUNIOR  DEBENTURES
- ------------------

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

SENIOR  DEBENTURE
- -----------------

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



                                   /s/ Meyler & Company, LLC



Middletown, NJ
March 20, 2005



   NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES (Formerly Cascade Mountain
                             Mining Company, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                           ----------------------
                                                              2004         2003
                                                           --------     ---------
CURRENT ASSETS
     Cash                                                  $   4,554
     Accounts receivable                                       4,556    $  10,630
                                                           ---------    ---------
          Total Current Assets                                 9,110       10,630
EQUIPMENT, net of accumulated depreciation                    39,350

INTANGIBLE ASSETS
     Covenant not to compete, net of amortization of
          $11,221 in 2004                                    480,529
                                                           ---------    ---------

          Total Assets                                     $ 528,989    $  10,630
                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                                     $   4,550
     Accounts payable                                      $   3,485
     Notes payable to an individual, unsecured                10,700
     Notes payable to related parties30,000                   47,504
     Current portion of long-term debt                       346,827
     Accrued expenses                                          4,766
                                                           ---------    ---------
     Total Current Liabilities                               395,778       52,054
                                                           ---------    ---------

LONG-TERM DEBT
     Loans payable, net of current portion                   159,598

STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001 authorized
          10,000,000 shares, none issued and outstanding
     Common stock authorized 300,000,000
     shares; par value $0.001; issued
     and outstanding 40,425,011 shares
     at December 31, 2004                                     40,425       40,425
     Paid-in capital                                          37,866
     Accumulated deficit                                    (104,678)     (81,849)
                                                            --------    ---------
               Total Stockholders' Deficit                   (26,387)     (41,424)
                                                            --------    ---------
     Total Liabilities and Stockholders' Deficit            $528,989    $  10,630
                                                            ========    =========


                 See accompanying notes to financial statements.


                NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended December 31,
                                                        ----------------------------
                                                           2004               2003
                                                        ----------         ---------

NET SALES                                               $  317,595         $ 253,559

COSTS AND EXPENSES
     Operating expenses                                    308,678           293,718
     Interest expense                                        4,766             9,336
     Rent                                                   15,109
     Depreciation and amortization                          11,871
                                                        ----------
          Total Costs and Expenses                         340,424          303,054

NET LOSS                                                $  (22,829)       $ (49,495)
                                                        ==========        =========

NET LOSS PER COMMON SHARE
     (BASIC AND DILUTED)
                                                        $    (0.01)       $   (0.01)
                                                        ==========        =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                 43,525,000       43,525,000
                                                        ==========       ==========




                 See accompanying notes to financial statements.




                NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31,
                                                               ----------------------------
                                                                  2004               2003
                                                               ---------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $ (22,829)          $(49,495)
     Adjustments to reconcile net loss to cash flows used
       in operating activities:
         Depreciation and amortization                            11,871
         Accounts receivable                                       6,074            (10,330)
         Accounts payable                                          3,485
         Accrued expenses                                          4,766
                                                               ---------           --------
            Net Cash Flows Used in Operating Activities            3,367            (59,825)
                                                               ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable to related parties                 (9,638)            53,454
     Payments on debt                                            (13,625)
     Loan from individual                                         29,000
                                                               ---------
            Net Cash Flows from Financing Activities               5,737             53,454
                                                               ---------           --------


INCREASE (DECREASE) IN CASH                                        9,104             (6,371)

CASH, (OVERDRAFT) BEGINNING OF PERIOD                             (4,550)             1,821
                                                               ---------           --------

CASH, END OF PERIOD                                            $   4,554           $ (4,550)
                                                               =========           ========

SUPPLEMENTAL CASH FLOW
     INFORMATION:
     Issuance of notes/loans for equipment                     $  40,000
     Issuance of note/loans for covenant-not-to-compete          491,750
     Notes payable to related parties                            (30,000)
     Notes payable for equipment                                 (40,000)
     Senior Secured Convertible Note                            (275,000)
     Junior Convertible Debenture                                (86,750)
     Note payable for non-compete-agreement                     (100,000)


                 See accompanying notes to financial statements.



                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                              Common Stock               Additional                               Total
                                     -----------------------------        Paid in          Accumulated        Stockholders'
                                        Shares            Amount          Capital            Deficit             Deficit
                                     --------------------------------------------------------------------------------------

Issuance of shares to stockholders         1,000        $  1,000                                              $       1,000
Net income for year ended
     December 31, 2002                                                                     $     7,071                7,071
                                     -----------        --------                           -----------        -------------
Balance, December 31, 2002                 1,000           1,000                                 7,071                8,071

Reverse merger (Note 1)
     Exchange of shares                   (1,000)         (1,000)        $    1,000
Outstanding common stock of
     National Parking Systems, Inc.  300,000,000         300,000          1,647,611         (1,947,611)
Redemption of shares at merger      (299,924,989)       (299,925)           299,925
Capitalization of prior losses                                           (1,908,186)         1,908,186
Issuance of shares on merger          40,350,000          40,350            (40,350)
Net loss for year ended
     December, 31, 2003                                                                        (49,495)             (49,495)
                                     -----------        --------         ----------        -----------          -----------
Balance, December 31, 2003            40,425,011          40,425                               (81,849)             (41,424)

Additional capital contributed
     by stockholders                                                         37,866                                  37,866
Net loss for year ended
     December, 31, 2004                                                                        (22,829)             (22,829)
                                     -----------        --------         ----------        -----------          -----------
                                      40,425,011        $ 40,425         $   37,866        $  (104,678)         $   (26,387)
                                     ===========        ========         ==========        ===========          ===========

See accompanying notes to financial statements.

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature  of  Business
     --------------------

     National Parking Systems, Inc. (the "Company") provides parking and valet services to establishments and booting services to parking garages and lots through its combined companies: B&H Holding Company, which owns J&K Parking, Inc., and ABS Holding Corp., which owns ABS, Inc., all Nevada Corporations. All of these companies were under the common control of one individual prior to the reverse merger.

     Reverse  Merger
     ---------------

     On January 13, 2005, the Company entered into a stock exchange agreement with Cascade Mountain Mining Company, Inc. ("Cascade") which subsequently changed its name to National Parking Systems, Inc. whereby Cascade issued 40,350,000 shares of its common stock to acquire National Parking Systems, Inc. Additionally, Cascade authorized a 1 for 14,000 reverse split of its common stock prior to the merger. In connection with the merger, National Parking Systems, Inc. became a wholly owned subsidiary of Cascade. Prior to the merger, Cascade was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, National Parking Systems, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of Cascade resigned and were replaced with the officers and directors of National Parking Systems, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of National Parking Systems, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

     Going  Concern
     --------------

     As shown in the accompanying financial statements, the Company has incurred net losses of $22,829 in 2004 and $49,495 in 2003, has a negative working capital of $386,668, and a stockholders' deficit of $69,812 at December 31, 2004. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Stock-Based  Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock-Based  Compensation  (Continued)
     ------------------------------------

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

NOTE  B  -  EQUIPMENT

             Equipment  at  December  31,  2004  is  as  follows:

                                                                   Average
                                                                Useful  Life
                                                                ------------
                   Automobile                         $15,000          3
                   Booting  equipment                  25,000         10
                                                      -------
                                                       40,000
                   Less:  accumulated  depreciation       650
                                                      -------
                                                      $39,350
                                                      =======

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE  C  -  COVENANT-NOT-TO-COMPETE

     On November 4, 2004 and prior to the reverse merger, Mr. Marc Ebersole, the Chief Executive Officer of National Parking Systems, Inc. formed two corporations: (1) BH Holding, Inc. (BH) and (2) ABS Holding Company, Inc. (ABS). Each company had 500 common shares outstanding and 1,000 shares of preferred stock.

     On November 4, 2004, BH acquired J&K Parking, Inc. d/b/a B&H Parking. Ebersole, who owned 50% of B&H Parking, merged his interest in BH for a $30,000 promissory note for assets and a three year covenant not to compete. Since the company had no other assets, the value was placed on the covenant not to compete. BH acquired the other 50% from Ebersole's partner for $200,000. Of this amount, $175,000 was loaned under the Senior Secured Convertible Debenture and the Company issued an additional $25,000 promissory note to Ebersole's partner. No value was placed on the customer lists, the only other asset since the contracts were not binding on either party and were considered month to month.

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

     The share exchange agreement exchanges all of the outstanding common and preferred stock of BH and ABS for 32,600,000 shares of National Parking Systems', Inc. common stock. The share exchange agreement contained a non-compete agreement. Additionally, all outstanding preferred stock was exchanged for 7,750,000 shares of National Parking Systems', Inc. common stock and a Junior Convertible Debenture in the amount of $86,750. These share exchange agreements contained not-to compete agreements with the former owners of the acquired business.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

     In connection with the merger, the Company issued a $30,000 note to the President and Chief Executive Officer, who was also the majority owner of both of the companies acquired, for a non-compete agreement. The note is payable at the rate of $900 per month commencing December 1, 2004 with a final balloon payment due on November 1, 2005. The note is unsecured and bears interest at the rate of 18% per annum. At December 31, 2003,, the balance due the President was $47,504. During the year 2004, this amount was reduced by $9,638 and the remaining balance of $37, 866 was contributed to equity.

NOTE  E  -  LONG-TERM  DEBT

     Unsecured note payable to forme  owner, dated November 2, 2004, in connection with a 3 year covenan  not to compete agreement in the amount of $25,000 payable in twelve monthly payments of
       $2,083 per month.                                                $ 22,917

                 NATIONAL PARKING SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Cascade Mountain Mining Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE  E  -  LONG-TERM  DEBT  (CONTINUED)

     Installment loan payable, dated November 2, 2004, for equipment assumed
       in  the  merger.  The  loan  is  secured by a vehicle and is
       payable  at  $464  per  month  including  interest  of  6%.        14,536

     Note payable, dated November 2, 2004, in connection with the merger to a
       former  shareholder  for  $100,000  for  a  3  year
       non-compete  agreement.  The  note is unsecured non-interest
       bearing,  and  is  payable in 36 months at $2,778 per month.       97,222

     Senior Secured Convertible Debenture dated October 15, 2004, maturing
       October  15,  2005  to  include  advances  not  to  exceed
       $1,000,000 with an interest rate of 10% per annum secured by all  of  the Company's assets. (See Note H - Commitments and
       Contingencies)                                                    285,000

     Junior Convertible Debentures is the amount of $86,750 due
     January 31, 2010.
       The  Debentures  are  non-interest  bearing  and  is
       convertible  into the Company's common stock. (See also Note
       H  -  Commitments  and  Contingencies)                             86,750
                                                                        --------
                                                                         506,425
     Less:  current  portion                                             346,827
                                                                        --------

     Long-term  portion                                                 $159,598
                                                                        ========

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

Exhibit No.     Description of Exhibit
- ----------      ----------------------

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

                         NATIONAL PARKING SYSTEMS, INC.


DATED:  April 24, 2006                        By: /s/ Marc Ebersole
                                                 ------------------------
                                                 Marc Ebersole
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                           DATE

/s/ Marc Ebersole          Chief Executive Officer,      April 24, 2006
-----------------------    Chief Financial Officer,
Marc Ebersole              and Director


/s/ Christine Ebersole     Director                      April 24, 2006
----------------------
Christine Ebersole