Form 10QSB
period 2006-03-31
BIOSTEM, INC.
filed 2006-05-22
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   --------------

                Commission file number 000-49933


                                 BIOSTEM, INC.
                                 -------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                                  95-4886472
              ------                                  ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

              200 HANNOVER PARK ROAD, SUITE 120, ATLANTA, GA 30350
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 650-1733
                                 --------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 19, 2006, 175,218,044 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

Item 1. Financial Statements


                                 BIOSTEM, INC.
                   (Formerly National Parking Systems, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                  March  31,    December  31,
                                                                     2006            2005
                                                                ------------    -------------
CURRENT ASSETS
   Cash                                                         $     13,548   $           --
   Accounts receivable                                                41,056           20,706
   Prepaid consulting fees                                            33,750           67,500
   Advance receivable - related party                                     --              911
                                                                ------------   --------------
                   Total Current Assets                               88,354           89,117

EQUIPMENT, net of accumulated depreciation                            36,643           39,351

INTANGIBLE ASSETS
   Covenant not to compete, net of amortization
     of $204,892 and $163,913, in 2006 and 2005,
     respectively                                                    275,634          316,613
                                                                ------------   --------------
         Total Assets                                           $    400,631   $      445,081
                                                                ============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                               $         --   $        5,356
   Accounts payable                                                   37,455           27,581
   Notes payable to an individual, unsecured                           3,493            4,693
   Payable to related parties                                          7,589               --
   Current portion of long-term debt                                 508,905          458,904
   Accrued expenses                                                  472,732          401,669
                                                                ------------   --------------
         Total Current Liabilities                              $  1,030,174   $      898,203
                                                                ============   ==============

LONG-TERM DEBT
   Loans payable, net of current portion                             110,841          120,567
STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 authorized
     10,000,000 shares, none issued and outstanding
   Common stock authorized 300,000,000
     shares; par value $0.001; issued
     and outstanding 175,218,044 shares at
     March 31, 2006 and December 31, 2005                            175,218          175,218
Paid-in capital                                                      295,773          295,773
Accumulated deficit                                               (1,211,375)      (1,044,680)
                                                                ------------   --------------
            Total Stockholders' Deficit                             (740,384)        (573,689)
                                                                ------------   --------------

              Total Liabilities and Stockholders' Deficit       $    400,631   $      445,081
                                                                ============   ==============



                 See accompanying notes to financial statements.



                                 BIOSTEM, INC.
                   (Formerly National Parking Systems, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Period  Ended  March31,
                                                                -------------------------
                                                                   2006           2005
                                                                -----------   -----------
NET SALES                                                       $   395,571   $   201,658

COSTS AND EXPENSES
   Compensation and benefits                                        164,356       101,284
   Professional and consulting fees                                  98,343        21,976
   Depreciation and amortization                                     43,687        42,854
   Lot lease expense                                                107,741        19,525
   Interest expense                                                  11,063
   Rent expense                                                       4,269         4,050
   Other operating expenses                                         132,807       111,275
                                                                -----------   -----------
       Total Costs and Expenses                                     562,266       300,964

NET LOSS                                                        $  (166,695)  $   (99,306)
                                                                ===========   ===========

NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                                          $     (0.01)  $     (0.01)
                                                                ===========   ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                           175,218,044   173,700,044
                                                                ===========   ===========


                 See accompanying notes to financial statements.



                                   BIOSTEM, INC.
                     (Formerly National Parking Systems, Inc.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                                 Period Ended March31,
                                                                 --------------------
                                                                   2006        2005
                                                                 ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(166,695)  $(99,306)
  Adjustments to reconcile net loss to cash flows used
    in operating activities:
      Depreciation and amortization                                 43,687     42,854
      Amortization of prepaid consulting fees                       33,750         --
      Accounts receivable                                          (20,350)     4,556
      Accounts payable                                               9,874      2,510
      Accrued expenses                                              71,063     10,736
                                                                 ---------   --------
        Net cash provided by (used in) operating activities        (28,671)   (38,650)
                                                                 ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                              --    (10,000)
                                                                 ---------   --------
        Net cash used in investing activities                           --    (10,000)
                                                                 ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable to related parties                      (1,200)        --
  Proceeds from senior debenture                                    50,000     82,500
  Payments on debt                                                  (9,725)   (26,667)
  Loan from individual                                               8,500         --
                                                                 ---------   --------
        Net cash provided by financing activities                   47,575     54,823
                                                                 ---------   --------

INCREASE (DECREASE) IN CASH                                         18,904      6,173

CASH (OVERDRAFT), BEGINNING OF PERIOD                               (5,356)     4,554
                                                                 ---------   --------

CASH (OVERDRAFT), END OF PERIOD                                  $  13,548   $ 10,727
                                                                 =========   ========

SUPPLEMENTAL CASH FLOW
   INFORMATION:
  Issuance of notes/loans for equipment                                      $ 75,000
  Issuance of note/loans for covenant-not-to-compete
  Notes payable to related parties
  Notes payable for equipment
  Senior Secured Convertible Note                                $ (50,000)
  Junior Convertible Debenture
  Note payable for non-compete-agreement

NON-CASH EXPENDITURES
  Issuance of 1,500,000 shares of common stock
    for prepaid consulting fees
  Issuance of 1,000,000 warrants in connection with merger agreement


                 See accompanying notes to financial statements.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006



NOTE  A  -  BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the BioStem, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE  B  -  GOING  CONCERN

     As shown in the accompanying financial statements, the Company has incurred net losses of $166,695 for the three months ended March 31, 2006 and $940,002 for the year ended December 31, 2005, and a stockholders' deficit of $740,384 at March 31, 2006. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C  -  DEBT

     The Company has borrowed an additional $50,000 under the Senior Secured Convertible Debenture bringing the total to $470,000 at March 31, 2006.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

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

The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective on November 18, 2005. The Certificate of Amendment effected a name change to BioStem, Inc., and effected a change to the articles of incorporation regarding the Company's Board of Directors to provide that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors.

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

CONSULTING  AGREEMENT

On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London"), which Consulting Agreement was amended on November 23, 2005. Under the Consulting Agreement,
London agreed to provide the Company management consulting services and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 31, 2009, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, we agreed to pay London a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month between the date of the original Consulting Agreement and the amendment, effective as of November 23, 2005, at which time pursuant to the amendment, we agreed to pay London twenty thousand dollars ($20,000) per month, which amounts have not been paid to London as of the date of this filing. Additionally, in connection with our entry into the Consulting Agreement, we issued 12,000,000 shares of the Company's common stock common stock to London and granted London warrants to purchase up to 4,000,000 shares of the Company's common stock at $0.10 per share, which Warrants were later amended by the amendment of the Consulting Agreement to provide for the purchase of up to 1,500,000 shares of the Company's common stock at $1.00 per share ("Warrants") which vested immediately on January 5, 2005.

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

In connection with the Consulting Agreement, the Company and London entered into a Warrant Agreement for 4,000,000 Warrants to purchase shares of the Company's common stock ("Warrant Agreement"), which was later amended to provide for 1,500,000 Warrants to purchase shares of the Company's common stock pursuant to the amendment to the Consulting Agreement. The Warrants granted to London vested immediately on January 5, 2005, and shall remain valid until January 5, 2009. Under the Warrant Agreement, London shall only be entitled to exercise its Warrants if after exercised, London will beneficially own shares representing no more than 4.99% of the Company's outstanding common stock, unless waived by the Company in writing. The Warrants are exercisable at a price of $1.00 per share.

Additionally, London has cashless exercise rights pursuant to the Warrants, whereby it can exercise its rights under the Warrant Agreement by accepting less shares and without paying any cash to the Company. Additionally, the Company provided London piggyback registration rights in connection with the Warrants, which means if the Company decides to file a registration statement for its securities in the future, London can provide notice to the Company and have any shares which it was issued pursuant to the Warrants included in any registration statement.

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESSES  FOCUS
-------------------------

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc. ("BH") and vehicle immobilization services which the Company operates though its wholly owned subsidiary ABS Holding Company, Inc. ("ABS"), described in greater detail below. Approximately seventy percent (70%) of the Company's revenues come from BH, with the remaining thirty percent (30%) coming from ABS.

The Company has a website at www.nationalparkingsystems.com, which website contains information the Company does not wish to be made a part of this filing.

BH  HOLDING  COMPANY,  INC
--------------------------

BH, was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, Inc., a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, which has been paid in full, c) $30,000 in the form of a promissory note to Mr. Ebersole, which has been paid in full, and d) 10,000 shares of BH common stock which were granted to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-QSB, references to BH include J&K).

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

The bulk of BH's clients, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately 36 locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

INSURANCE

Currently, BH employees park approximately 50,000 cars per week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $1,500. BH's current
insurance  carries  a   $250  deductible per claim. However, it has been BH's
policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay almost all of its claims itself.

EMPLOYEE  SCREENING

Strangers trust BH employees with their cars and their belongings when they valet park with BH, because of this, BH takes precautions in who they hire to work as valets. BH screens potential employees by looking at their motor vehicle report, and will disqualify job candidates based on things like excessive speeding tickets and reckless driving charges.

ABS  HOLDING  COMPANY,  INC.
----------------------------

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $58,334 remained outstanding as of March 31, 2006.

ABS owns approximately Forty (40) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent that vehicle from moving until the owner pays a fine, which is currently $50.00.

ABS currently has contracts to provide booting services to thirty-seven (37) parking locations, which lots are owned by four separate entities.

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

EMPLOYEES

BH currently employs seven (7) full-time employees and approximately one hundred thirty (130) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

ABS currently employs zero (0) individuals on a full-time basis and approximately four (4) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

                              RECENT COMPANY EVENTS

In December 2005, we entered into a lease for an automated machine to collect parking fees in connection with one of the lots which we service. The lease is for a period of thirty-six (36) months, and requires a monthly payment of $659.93 per month for the use of such equipment. If we do not notify the leasing company between 90 and 180 days prior to the lease end, of our intent to terminate such lease, the lease will automatically renew for an additional 12 months. The lease cannot be cancelled by us for any reason prior to the expiration of the lease.

MERGER  AGREEMENT
-----------------

On November 22, 2005, we entered into an Agreement and Plan of Merger (the "Merger Agreement" and the "Merger") with Cryobanks International, Inc., a Delaware corporation ("Cryobanks"). Pursuant to the Merger Agreement, shares of common stock, warrants and preferred stock of Cryobanks which are issued and outstanding immediately prior to the effective date of the Merger ("Effective Date") will be converted into the right to receive common stock of the Company. Pursuant to the Merger, Cryobanks will be merged with and into BioStem Acquisition Company, Inc., a yet to be formed subsidiary of the Company and a Delaware corporation ("Acquisition Company"), and the separate existence of Cryobanks shall cease. The closing date of the Merger is the business day after satisfaction or waiver of the conditions set forth below ("Closing Date").

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

The Merger Agreement originally was to terminate if the Merger had not been consummated by March 1, 2006, however this date was extended to June 30, 2006, pursuant to the First Amendment to Agreement and Plan of Merger entered into between Cryobanks and the Company as of March 1, 2006.

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

Agreement  to  Purchase  Subsidiaries  and  Cancel  Shares
----------------------------------------------------------

On November 22, 2005, our Chief Executive Officer, Marc Ebersole and our Directors, Scott Schweber and Christine Ebersole (the "Management Shareholders"), entered into an Agreement to Purchase Subsidiaries and Cancel Shares ("Spinoff Agreement"), with certain shareholders who hold Senior and Junior debentures with the Company (together with the Management Shareholders, the "Security Holders" as described below). Pursuant to the Spinoff Agreement, the Security Holders agreed to cancel the shares of the Company's common stock which they held in return for the transfer to them of the Company's two wholly owned subsidiaries ABS Holding Company, Inc. ("ABS") and BH Holding Company, Inc. ("BH"). Pursuant to the Spinoff Agreement, each Security Holder will receive one share of both ABS and BH for each four shares of the Company which they hold and the Company will then cancel each share of the Company's common stock which they held.

Additionally,  pursuant  to  the  Agreement  to Purchase Subsidiaries and Cancel
Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $470,000 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $470,000 outstanding under the Senior Debenture.

The Spinoff Agreement is to be effective on the day following the closing of the Merger (described above).

Pursuant to the Spinoff Agreement, the following Security Holders have agreed to cancel the following share amounts:

     o    Marc  Ebersole                                     122,000,000 shares
     o    Christine  Ebersole                                 4,000,000  shares
     o    Scott  A.  Schweber                                 4,000,000  shares
     o    The  Morpheus  Trust                                5,460,018  shares
     o    Livingston  Investments                             6,200,000  shares
     o    The  Gateway  Real  Estate  Investment  Trust       5,090,026  shares
     o    Burton  Partners,  LLC                              6,200,000  shares
     o    Picasso,  LLC                                       6,200,000  shares
      -------------------------------------------------------------------------
          Total                                             159,150,044  shares

Assuming the Closing of the Merger and the subsequent closing of the Spinoff Agreement, the Company will no longer have any interest in the operations of ABS and BH, the shareholders of Cryobanks will become the majority shareholders of the Company, and the Company's new business focus will be stem cells and the banking of stem cells as described below.

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

The third business involves technology licensing. Cryobanks has been asked by many international groups to help them set up CB collection and storage facilities. Cryobanks has developed a model for assisting other parties in this endeavor and already has agreements to assist in the formation of several facilities, in India and Greece.

Additionally, Cryobanks expects to help sponsor research in areas related to stem cell therapy. In return, Cryobanks will have first rights to licensing and royalty income when and if the therapies based on this research are developed. Due to the long, 10 to 12 year, development time of biological therapeutics, Cryobanks does not expect to see significant revenues from this business within the first five years. Cryobanks has signed one Material Transfer Agreement with a well-known cancer research center and has several other agreements pending, which there can be no assurance will close.

While there are about two dozen other companies and not-for-profit laboratories around the United States logistical difficulties and cost prohibit many organizations, such as the American Red Cross, from being able to accept cord blood from anywhere other than their immediate local area and, at least in part due to these difficulties; the Red Cross is in the process of exiting its CB collection activities; however, CI's lab and client services departments operate seven days a week, with a 24-hour a day receiving system, accepting donations from across the country.

Currently, Cryobanks has approximately 15 employees, and relies on guidance from a Business Board and an active Scientific and Medical Board of Advisors ("the SAMBA").

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

COMPETITION
------------

Cryobanks has two categories of competitors. The first category is the personal storage for fee business. To date, this has been by far the most lucrative area of cord blood banking. For personal storage, a family will pay a large initial fee (usually $1,300 to $2,000) to process and store their cord blood for private use, plus an annual storage fee of $95 to $150. The primary companies in this area are Cord Blood Registry and ViaCell. Cord Blood Registry claims to have stored nearly 240,000 units and has been very successful in raising funds to grow its business. CI offers this service but has not had a marketing budget to date to pursue new clients. Therefore, CI has accumulated to date only approximately 1,836 private storage units. Cryobanks believes that the prices it charges for the storage of cord blood is competitive with other companies. Additionally, the other companies that offer this service are for-profit companies.

Another category of competition in the cord blood arena is the collection of unrelated donated units (donations not from relatives), at no charge to the donor. Cryobanks invests its own money to process these units. The units are then placed on international registries with the expectation that these units will be selected for transplant. If a unit is selected for transplant, Cryobanks will receive $19,500 as reimbursement for each transplantable CB unit. Not every unit donated will be selected for transplant and a facility must have a large inventory - estimated at 20,000-or-greater - in order to have sales at a rate of 10 percent. The largest existing inventory is at the New York Blood Center - with approximately 16,000 stored and registered units of which over approximately 1,700 have already been used for transplant. The competing facilities in this category are hospitals and universities that are primarily funded through private or government grants. Historically, processing costs are high and efficiencies are low resulting in the failure or constant start-up/shut-down of their operations. The company has been able to continuously decrease its operating costs to a very low level.

THE  SCIENTIFIC  &  MEDICAL  BOARD  OF  ADVISORS  (SAMBA)
---------------------------------------------------------

Cryobanks relies on a highly acclaimed team of scientists and doctors to provide guidance to its operations and activities.

RISK  FACTORS  RELATING  TO  CRYOBANKS*
---------------------------------------

* Please see "Company Risk Factors," below for a discussion of the risks facing the Company's current business operations.

The risk factors described below are only some of the risks associated with the business of Cryobanks.

CRYOBANKS  MUST  COMPLETE  TEN  MILLION  DOLLAR  PRIVATE  PLACEMENT TO CLOSE THE
MERGER.

The Agreement and Plan of Merger has various conditions precedent in order for the parties to effect the merger, one of which includes Cryobanks raising a minimum of $10,000,000 in a private placement, of which $-0- has been raised to date. In the event Cryobanks is successful in raising a minimum of $10,000,000 of which there can be no assurance, $5,000,000 of such funds will be used to redeem $5,000,000 of Cryobanks Series A Preferred Stock. As of the filing of this report, Cryobanks has not raised any of the $10,000,000 which it is required to raise prior to the closing of the Merger. Cryobanks may never raise any money in a private offering and as a result, the Merger may never close. If this were to happen, the value of our common stock could decrease in value and/or become worthless.

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

Additionally, a suite of patents held by Biocyte Corporation and its successors PharmaStem Therapeutics have been alleged to require licensing. In October 2003, PharmaStem won a jury verdict against ViaCell, Cryo-Cell International, CorCell and CBR Systems , the four largest personal storage unit companies. Following suit, the trial court invalidated the jury's findings and multiple appeals thereafter followed. Concurrently, the European Patent Office invalidated the patents on the continent of Europe and, after challenge, the United States Patent Office has invalidated one of the underlying patents. Despite these facts, and the fact that the United States patents expire in 2007, Cryobanks was named as a defendant in a patent infringement suit brought by PharmaStem. Cryobanks has determined the cost and risks of litigation would likely far outweigh costs and risks of entering into a royalty agreement with PharmaStem. Accordingly, an agreement was reached which calls for payment of a sum for past violations and payment of a royalty on an ongoing basis. The agreement terminates if the patents are determined to be invalid or at the expiration of the patents, whichever is first to occur.

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

CRYOBANKS  MAY  NOT  BE  ABLE  TO STRENGTHEN AND MAINTAIN AWARENESS OF ITS BRAND
NAME.

Cryobanks believes that its success will depend to a large extent on its ability to successfully develop, strengthen and maintain its brand recognition and reputation. In order to strengthen and maintain its brand recognition and reputation, we invest and will need to continue to invest substantial resources in our marketing efforts and maintain high standards for actual and perceived quality, and security. If it fails to successfully promote and maintain its brand name, particularly after incurring significant expenses in promoting its brand name, or encounters legal obstacles which prevent its continued use of its brand name, its business, operating results and financial condition could be materially adversely affected. Moreover, even if Cryobanks does continue to provide quality service to its clients, factors outside of its control, including actions by organizations that are mistaken for it and factors generally affecting its industry, could affect its brand and the perceived quality of its services.

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

CRYOBANKS' BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGIES.

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

PLAN  OF  OPERATIONS

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had net sales of $395,571 for the three months ended March 31, 2006, compared to net sales of $201,658 for the three months ended March 31, 2005, an increase in net sales of $193,913 or 96.2%. The increase in net sales was mainly due to the acquisition of Pro-Systems in March 2005, and related contracts which were gained in the acquisition, as well as new business contracts gained throughout 2005, including two new valet parking contracts entered into during the fourth quarter ended December 31, 2005.

We had total costs and expenses of $562,266 for the three months ended March 31, 2006, compared to total costs and expenses of $300,964 for the three months ended March 31, 2005, an increase in total costs and expenses of $261,302 or 86.8% from the prior period. The increase in total costs and expenses was mainly due to the addition of three (3) full time employees and various other contract employees, during the year ended 2005, and the increase of an additional one (1) full time employee during the three months ended March 31, 2006, which addition caused compensation and benefits to increase from $101,284 for the three months ended March 31, 2005 to $164,356 for the three months ended March 31, 2006, an increase of $63,072 or
62.3% from the prior period; an increase of $76,367 or 347.5% in professional and accounting fees, to $98,343 for the three months ended March 31, 2006, compared to $21,976 for the three months ended March 31, 2005, in connection with amounts paid to our legal counsel and accountants in connection with the drafting and audit of our annual report on Form 10-KSB for the year ended December 31, 2005; and an increase of $88,216 or 451.8% in lot lease expense to $107,743 for the three months ended March 31, 2006, compared to $19,525 for the three months ended March 31, 2005, which amount included fees paid by the Company to certain parking lot owners in consideration for those parking lot owners allowing the Company to service their lots and retain the valet parking fees received, which increased for the three months ended March 31, 2006 in connection with the addition of new lots which we serviced and more agreements which provided for us to pay such lot lease fees.

We had a net loss of $166,695 for the three months ended March 31, 2006, compared to a net loss of $99,306 for the three months ended March 31, 2005, an increase in net loss of $67,389 or 67.9% from the prior period. The increase in net loss was mainly due to the $261,302 or 86.8% increase in total costs and expenses, which was not offset by the $193,913 or 96.3% increase in net sales for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets as of March 31, 2006 of $400,631, which included current assets of $88,354, equipment, net of depreciation of $36,643 and intangible assets, consisting of our covenant not-to-competes with various parties with whom we have purchased assets from in the past, including the former owner of the assets of Blue Sky and BH as described above, net of amortization of $275,634. This represented a decrease in total assets of $44,450 or 10% from total assets of $445,081 as of December 31, 2005, which decrease was mainly due to the $40,979 or 12.9% decrease in covenant-not-to-competes from covenant-not-to-compete of $316,613 as of December 31, 2005 to covenant-not-to-compete of $275,634 as of March 31, 2006.

Total current assets as of March 31, 2006 consisted of cash of $13,548; accounts receivable of $41,056; and prepaid consulting fees of $33,750 which consisted of 1,500,000 shares of common stock issued to consultants in November 2005, in consideration for consulting services to be rendered, which amount is being amortized over the life of the consulting contract.

Equipment net of accumulated depreciation as of March 31, 2006 was $36,643, which included a Company van, booting equipment, and valet equipment, which was purchased from Pro-Systems, and which included signs, key storage equipment and various other valet parking equipment.

Liabilities as of March 31, 2006 totaled $1,141,015, and included current liabilities of $1,030,174 and long term liabilities relating to notes payable of $110,841 which included amounts owed on an installment loan for equipment assumed in the ABS and BH acquisition transaction, amounts owed to a former shareholder in connection with the ABS and BH acquisition transaction, which amount is non-interest bearing and is payable at the rate of $2,778 per month, and amounts owed pursuant to our Junior Debentures, which are non-interest bearing, convertible into the Company's common stock (as described above under "Junior Debentures"), and are due January 31, 2010, less current portion of long-term debt.

Current liabilities, which increased $131,971 or 14.7% to $1,030,174 as of March 31, 2006, compared to current liabilities of $898,203 as of December 31, 2005 were mainly made up of $472,732 of accrued expenses, which was mainly due to approximately $300,000 owed to London pursuant to the Consulting Agreement, described above, as of March 31, 2006, and $508,905 of current portion of long-term debt, which included the $470,000 which we have borrowed under the Hyde note to date, and certain amounts of accrued but unpaid interest on such note, which is payable in full on June 30, 2006.

As of March 31, 2006, we had negative net working capital of $941,820 and an accumulated deficit of $1,211,375.

We had $28,671 of net cash used in operating activities for the three months ended March 31, 206, which was mainly due to $166,695 of net loss and $20,350 of accounts receivable, offset by $71,063 of accrued expenses, $43,687 of depreciation and amortization and $33,750 of amortization of prepaid consulting fees.

We had $-0- in cash flows from investing activities for the three months ended March 31, 2006.

We had $47,575 of net cash provided by financing activities for the three months ended March 31, 2006, which included proceeds from senior debenture of $50,000, which represented additional amounts borrowed under the Hyde note during the three months ended March 31, 2006, which note currently has an outstanding balance of $470,000, and an $8,500 loan from an individual, which represented amounts loaned to the Company from the Company's Chief Executive Officer, Marc Ebersole, which was offset by $9,725 of payments on debt and $1,200 of payments on notes payable to related parties.

Due to the $1,211,375 of accumulated deficit, negative working capital of $941,820 as of March 31, 2006, as well as the $470,000 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2006. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

                              COMPANY RISK FACTORS
                            -------------------------

NEED  FOR  ADDITIONAL  FINANCING.

The Company requires approximately $50,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $470,000 to Hyde in connection with its Senior Debenture (as described below), and approximately $300,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of March 31, 2006, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

The Company currently owes $470,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on June 30, 2006. As of March 31, 2006, the Company had $13,548 of cash on hand and negative working capital of 941,820, and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $470,000 to repay the Senior Debenture on June 30, 2006, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

WE ARE CURRENTLY IN NEGOTIATIONS TO ACQUIRE AND/OR MERGE WITH A COMPANY IN THE STEM CELL INDUSTRY, WHICH WILL LIKELY CAUSE US TO CHANGE OUR BUSINESS FOCUS, DISCONTINUE OUR CURRENT OPERATIONS, RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS AND WILL LIKELY CAUSE THE COMPOSITION OF THE COMPANY'S MANAGEMENT AND BOARD OF DIRECTORS TO CHANGE.

The Company has entered into a Merger Agreement with Cryobanks, a stem cell company. The Company has entered into agreements with a consultant, Financial Systems International, which is to provide consulting services to the Company in connection with such Merger. The Company can make no assurances that the Company will be able to acquire and/or merge with Cryobanks and/or that it will have sufficient funds to support its current operations until such acquisition and/or merger is complete, if ever. Additionally, in connection with London's
Consulting Agreement, described above, London will receive 10% of any compensation paid to the Company in connection with any merger, acquisition or exchange entered into, including the Merger Agreement. In the event the Company does close the Merger, the Company's majority shareholders will change and new shares of common stock will be issued resulting in dilution to current shareholders. Additionally, the Company's new majority shareholders will change the composition of the Company's Board of Directors and replace the Company's management. The new management will change the Company's business focus to the stem cell field and currently plan to spin-off the Company's current operations to a separate private company, not affiliated with us. The Company can make no assurances that the Company's new management will be able to properly manage the direction of the Company or that this change in the Company's business focus will be successful. If the Company does close the Merger, and the Company's new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its operations, which will cause the value of the Company's Common Stock to decline. The Company will continue with its current business in the event a merger or acquisition is not completed.

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

We had total liabilities of $1,141,015 at March 31, 2006. We had current assets of $88,354 at March 31, 2006. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 19, 2006, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

ABS  CURRENTLY  RELIES  ON  APPROXIMATELY  FOUR MAJOR CUSTOMERS FOR ITS REVENUE.

All of ABS's revenue currently comes from approximately four major clients. While the Company hopes to diversify ABS's client base in the future, if ABS were to lose its customers and fail to find additional clients for its booting services, it would have an adverse effect on the Company's operations. If this were to happen, the Company could be forced to abandon or curtail its vehicle immobilization operations, which would likely decrease the value of the Company's securities.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $940,002 for the year ended December 31, 2005, net losses of $166,695 for the three months ended March 31, 2006, and because we had an accumulated deficit of $1,211,375 at March 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF WE ARE LATE TWO MORE TIMES IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC IN THE CURRENT TWENTY-FOUR (24) MONTH PERIOD, OR ARE LATE THREE TIMES IN ANY SUBSQUENT TWENTY-FOUR (24) MONTH PERIOD, WE WILL BE DE-LISTED FROM THE OVER-THE -COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-KSB for the period ending December 31, 2005, if we are late in our periodic filings two more times in the current twenty-four (24) month period and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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


ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

Exhibit No.     Description
-----------     ------------
2.1(1)          Agreement and Plan of Merger

2.2(1)          Subsidiary Transfer Agreement

2.3*            First Amendment to Agreement and Plan of Merger

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

10.11(2)        Consulting Agreement

10.12(2)        Warrant Agreement

10.13(3)        Addendum to Stock Exchange Agreement

10.14(3)        General Release and Settlement Agreement

10.15(4)        Consulting  Agreement  with  Financial  Systems
                International

10.16(4)        Warrant  Agreement  with  Financial  Systems  International

10.17(4)        Agreement  To  Extend  Senior Secured Convertible
                Debenture with Hyde

10.18(1)        Amendment to Consulting Agreement

10.19*          First Amendment to Agreement and Plan of Merger

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to the Company's Form 8-K filed on November 28, 2005, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Form 8-K filed on January 28, 2005, and incorporated herein by reference.

(3) Filed as Exhibits to the Company's Form 10-QSB filed on November 21, 2005 and incorporated herein by reference.

(4) Filed as Exhibits to the Company's Form 10-KSB filed on May 3, 2005, and incorporated herein by reference.

* Filed herein.


* Filed Herein.

b)    REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fiscal period covered by this report.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOSTEM, INC.

DATED: May 22, 2006                       By: /s/ Marc Ebersole
                                             ------------------------
                                             Marc Ebersole
                                             Chief Executive Officer