Form 10QSB
period 2006-06-30
BIOSTEM, INC.
filed 2006-08-21
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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

     As of August 3, 2006, 175,218,044 shares of Common Stock of the issuer were outstanding ("Common Stock").

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

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)



                                                             June 30,           December 31,
                                                              2006                 2005
                                                          -------------       --------------
CURRENT ASSETS
  Accounts receivable                                     $      48,254       $       20,706
  Prepaid consulting fees                                                             67,500
  Advance receivable - related party                                                     911
                                                          -------------       --------------
          Total Current Assets                                   48,254               89,117


EQUIPMENT, net of accumulated depreciation                       33,935               39,351

INTANGIBLE ASSETS
  Covenant not to compete, net of amortization
    of  $257,095 and $175,137, in 2006 and 2005,
     respectively                                               234,655              316,613
                                                          -------------       --------------
           Total Assets                                   $     316,844       $      445,081
                                                          =============       ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                          $       8,221       $        5,356
  Accounts payable                                               68,083               27,581
  Notes payable to an individual, unsecured                       2,593                4,693
  Payable to related parties                                      7,589
  Current portion of long-term debt                             528,904              458,904
   Accrued expenses                                             555,760              401,669
                                                          -------------       --------------
           Total Current Liabilities                          1,171,150              898,203
                                                          -------------       --------------
LONG-TERM DEBT
  Loans payable, net of current portion                         101,116              120,567
STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 authorized
    10,000,000 shares, none issued and outstanding
  Common stock authorized 300,000,000
  shares; par value $0.001; issued
  and outstanding 175,218,044  shares at
  June 30, 2006 and December 31, 2005                           175,218              175,218
  Paid-in capital                                               295,773              295,773
  Accumulated deficit                                        (1,426,413)          (1,044,680)
                                                          -------------       --------------
    Total Stockholders' Deficit                                (955,422)            (573,689)
                                                          -------------       --------------

    Total Liabilities and Stockholders' Deficit           $     316,844       $      445,081
                                                          =============       ==============


                 See accompanying notes to financial statements.


                                 BIOSTEM, INC.
                   (Formerly National Parking Systems, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                       For the Three Months Ended      For the Six Months Ended
                                              June 30,                         June 30,
                                          2006           2005             2006          2005
                                       ----------     ----------       ----------   -----------

NET SALES                              $  434,077     $  287,720       $  829,648   $   489,378

COSTS AND EXPENSES
  Compensation and benefits               164,187        144,470          328,543       245,754
  Professional and consulting fees        148,651         41,476          246,994        63,452
  Depreciation and amortization            43,687         43,687           87,374        86,541
  Lot lease expense                       115,174         18,328          222,915        37,853
  Interest expense                         12,027             37           23,090            37
  Rent expense                              9,362          6,291           13,631        10,341
  Other operating expenses                156,027         81,113          288,834       192,388
                                       ----------     ----------       ----------   -----------
     Total Costs and Expenses          $  649,115     $  335,402       $1,211,381   $   636,366

NET LOSS                               $ (215,038)    $  (47,682)      $ (381,733)  $  (146,988)
                                       ==========     ==========       ==========   ===========
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                 $    (0.01)    $    (0.01)      $    (0.01)  $     (0.01)
                                       ==========     ==========       ==========   ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                 175,218,044    173,700,044      175,218,044   173,700,044
                                      ===========    ===========      ===========   ===========


                See accompanying notes to financial statements.



                                   BIOSTEM, INC.
                     (Formerly National Parking Systems, Inc.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                 Period EndedJune 30,
                                                              -------------------------
                                                                 2006            2005
                                                              -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (381,733)   $ (146,988)
  Adjustments to reconcile net loss to cash flows used
    in operating activities:
      Depreciation and amortization                                87,374        86,541
      Amortization of prepaid consulting fees                      67,500
      Accounts receivable                                         (27,548)      (13,243)
      Accounts payable                                             40,502        50,329
      Accrued expenses                                            154,090         5,233
                                                              -----------    ----------
        Net cash provided by (used in) operating activities       (59,815)      (18,128)
                                                              -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (10,000)
                                                              -----------    ----------
        Net cash used in investing activities                                   (10,000)
                                                              -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable to related parties                     (2,100)
  Proceeds from senior debenture                                   70,000        80,000
  Payments on debt                                                (19,450)      (55,452)
  Loan from individual                                              8,500
                                                              -----------    ----------
        Net cash provided by financing activities                  56,950        24,548
                                                              -----------    ----------

INCREASE (DECREASE) IN CASH                                        (2,865)       (3,580)

CASH (OVERDRAFT), BEGINNING OF PERIOD                              (5,356)   $    4,554
                                                              -----------    ----------

CASH (OVERDRAFT), END OF PERIOD                               $    (8,221)   $      974
                                                              ===========    ==========

SUPPLEMENTAL CASH FLOW
   INFORMATION:
  Issuance of notes/loans for equipment                                      $   75,000
  Senior Secured Convertible Note                             $   (70,000)


                See accompanying notes to financial statements.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the National Parking Systems, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE  B  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $215,038 for the three months ended June 30, 2006 and $940,002 for the year ended December 31, 2005, and a stockholders' deficit of $955,422 at June 30, 2006. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C  -  DEBT

The Company has borrowed an additional $70,000 under the Senior Secured Convertible Debenture bringing the total to $490,000 at June 30, 2006. The due date of the Debenture was June 30, 2006 so the Company is in default. The Company has received a verbal commitment to extend the due date through December 31, 2006. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company's assets. The Debenture, including accrued interest, is convertible into the Company's common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company's CEO.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

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

In October 2005, the Company's board of directors approved a 4:1 forward stock split for shareholders of record as of October 20, 2005. Unless otherwise stated all share amounts disclosed in this Form 10-QSB retroactively take into affect the June 2003, 60:1 forward stock split, the January 2005, 1:4,000 reverse stock split, and the October 2005, 4:1 forward stock split (the "Stock Splits").

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

SENIOR  DEBENTURE
-----------------

In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently
$490,000 has been advanced by Hyde pursuant to the Senior Debenture. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005, to June 30, 2006, which date has further been extended verbally by Hyde to December 31, 2006. The Company does not currently have cash on hand to repay the Senior Debenture. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

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

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESSES  FOCUS
-----------------------------------------------------------

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc. ("BH") and vehicle immobilization services which the Company operates through its wholly owned subsidiary ABS Holding Company, Inc. ("ABS"), described in greater detail below. Approximately seventy percent (70%) of the Company's revenues come from BH, with the remaining thirty percent (30%) coming from ABS.

The Company has a website at www.nationalparkingsystems.com, which website contains information the Company does not wish to be made a part of this filing.

BH  HOLDING  COMPANY,  INC
--------------------------

BH was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, Inc., a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, which has been paid in full, c) $30,000 in the form of a promissory note to Mr. Ebersole, which has been paid in full, and d) 10,000 shares of BH common stock which were issued to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-QSB, references to BH include J&K).

Under Mr. Pringle's Covenant Not to Compete, he agreed not to engage in, be employed in, or have any interest in any occupation or business similar to that of BH, within the Southeast United States, including Georgia, Alabama, Louisiana, Tennessee, Florida, South Carolina, North Carolina and any location where BH conducts valet parking, parking management and vehicle immobilization, for three (3) years from the date of the closing of the Covenant Not to Compete, which was November 2, 2004, in return for the $25,000 promissory note.

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

ABS  HOLDING  COMPANY,  INC.
----------------------------

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief

Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $50,000 remained outstanding as of June 30, 2006.

ABS owns approximately Forty (40) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent vehicles from moving until the owners pay a fine, which is currently $50.00.

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

EMPLOYEES

BH currently employs seven (7) full-time employees and approximately one hundred
(100) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

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

The Merger Agreement originally was to terminate if the Merger had not been consummated by March 1, 2006, however this date was extended to June 30, 2006, pursuant to the First Amendment to Agreement and Plan of Merger entered into between Cryobanks and the Company as of March 1, 2006, and to September 30, 2006, due to the Second Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company as of July 1, 2006.

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

Additionally,  pursuant  to  the  Agreement  to Purchase Subsidiaries and Cancel
Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $490,000 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $490,000 outstanding under the Senior Debenture.

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

London  Finance  Group,  Ltd.
-----------------------------

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

COMPETITION
-----------

Cryobanks has two categories of competitors. The first category is the personal storage for fee business. To date, this has been by far the most lucrative area of cord blood banking. For personal storage, a family will pay a large initial fee (usually $1,300 to $2,000) to process and store their cord blood for private use, plus an annual storage fee of $95 to $150. The primary companies in this area are Cord Blood Registry and ViaCell. Cord Blood Registry claims to have stored approximately 240,000 units and has been very successful in raising funds to grow its business. CI offers this service but has not had a marketing budget to date to pursue new clients. Cryobanks believes that the prices it charges for the storage of cord blood is competitive with other companies. Additionally, the other companies that offer this service are for-profit companies.

Another category of competition in the cord blood arena is the collection of unrelated donated units (donations not from relatives), at no charge to the donor. Cryobanks invests its own money to process these units. The units are then placed on international registries with the expectation that these units will be selected for transplant. If a unit is selected for transplant, Cryobanks will receive approximately $20,000 as reimbursement for each transplantable CB unit. Not every unit donated will be selected for transplant and a facility must have a large inventory - estimated at 20,000-or-greater - in order to have sales at a rate of 10 percent. The largest existing inventory is at the New York Blood Center - with approximately 16,000 stored and registered units of which over approximately 1,700 have already been used for transplant. The competing facilities in this category are hospitals and universities that are primarily funded through private or government grants. Historically, processing costs are high and efficiencies are low resulting in the failure or constant start-up/shut-down of their operations. The company has been able to continuously decrease its operating costs to a very low level.

THE  SCIENTIFIC  &  MEDICAL  BOARD  OF  ADVISORS  (SAMBA)
--------------------------------------------------------

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

CRYOBANKS MUST COMPLETE A TEN MILLION DOLLAR PRIVATE PLACEMENT TO CLOSE THE MERGER.

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

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We had net sales of $434,077 for the three months ended June 30, 2006, compared to net sales of $287,720 for the three months ended June 30, 2005, an increase in net sales of $146,357 or 50.9%. The increase in net sales was mainly due to the acquisition of Pro-Systems in March 2005, and related contracts which were gained in the acquisition, as well as new business contracts gained throughout 2005, including two new valet parking contracts entered into during the fourth quarter ended December 31, 2005.

We had total costs and expenses of $649,115 for the three months ended June 30, 2006, compared to total costs and expenses of $335,402 for the three months ended June 30, 2005, an increase in total costs and expenses of $313,713 or 93.5% from the prior period. The increase in total costs and expenses was mainly due to the addition of three (3) full time employees and various other contract employees, during the year ended 2005, and the increase of an additional full time employee during the three months ended June 30, 2006, which addition caused compensation and benefits to increase from $144,470 for the three months ended June 30, 2005 to $164,187 for the three months ended June 30, 2006, an increase of $19,717 or 13.6% from the prior period; an increase of $107,175 or 258.4% in professional and accounting fees, to $148,651 for the three months ended June 30, 2006, compared to $41,476 for the three months ended June 30, 2005, in connection with amounts paid to our legal counsel and accountants in connection with the drafting and audit of our annual report on Form 10-KSB for the year ended December 31, 2005, and our quarterly reports on Form 10-QSB as well as $60,000 accrued to London, pursuant to the Consulting Agreement described above (at the rate of $20,000 per month); an increase of $96,846 or 528.4% in lot lease expense to $115,174 for the three months ended June 30, 2006, compared to $18,328 for the three months ended June 30, 2005, which amount included fees paid by the Company to certain parking lot owners in consideration for those parking lot owners allowing the Company to service their lots and retain the valet parking fees received, which increased for the three months ended June 30, 2006 in connection with the addition of new lots which we serviced and more agreements which provided for us to pay such lot lease fees, and an increase of $74,914 or 92.4% in other operating expenses to $156,027 for the three months ended June 30, 2006, compared to $81,113 for the three months ended June 30, 2005.

We had a net loss of $215,038 for the three months ended June 30, 2006, compared to a net loss of $47,682 for the three months ended June 30, 2005, an increase in net loss of $167,356 or 351% from the prior period. The increase in net loss was mainly due to the $313,713 or 93.5% increase in total costs and expenses, which was not offset by the $146,357 or 50.9% increase in net sales for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

SIX  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We had net sales of $829,648 for the six months ended June 30, 2006, compared to net sales of $489,378 for the six months ended June 30, 2005, an increase in net sales of $340,270 or 69.5%. The increase in net sales was mainly due to the acquisition of Pro-Systems in March 2005, and related contracts which were gained in the acquisition, as well as new business contracts gained throughout 2005, including two new valet parking contracts entered into during the fourth quarter ended December 31, 2005.

We had total costs and expenses of $1,211,381 for the six months ended June 30, 2006, compared to total costs and expenses of $636,366 for the six months ended June 30, 2005, an increase in total costs and expenses of $575,015 or 90.4% from the prior period. The increase in total costs and expenses was mainly due to the addition of six (3) full time employees and various other contract employees, during the year ended 2005, and the increase of an additional full time employee during the six months ended June 30, 2006, which addition caused compensation and benefits to increase from $245,754 for the six months ended June 30, 2005 to $328,543 for the six months ended June 30, 2006, an increase of $82,789 or 33.7% from the prior period; an increase of $183,542 or 289.3% in professional and accounting fees, to $246,994 for the six months ended June 30, 2006, compared to $63,452 for the six months ended June 30, 2005, in connection with amounts paid to our legal counsel and accountants in connection with the drafting and audit of our annual report on Form 10-KSB for the year ended December 31, 2005, quarterly reports on Form 10-QSB as well as $120,000 accrued to London, pursuant to the Consulting Agreement described above (at the rate of $20,000 per month); an increase of $185,062 or 488.9% in lot lease expense to $222,915 for the six months ended June 30, 2006, compared to $37,853 for the six months ended June 30, 2005, which amount included fees paid by the Company to certain parking lot owners in consideration for those parking lot owners allowing the Company to service their lots and retain the valet parking fees received, which increased for the six months ended June 30, 2006 in connection with the addition of new lots which we serviced and more agreements which provided for us to pay such lot lease fees; and an increase of $96,446 or 50.1% in other operating expenses which increased to $288,834 for the six months ended June 30, 2006, compared to $192,388 for the six months ended June 30, 2005.

We had a net loss of $381,733 for the six months ended June 30, 2006, compared to a net loss of $146,988 for the six months ended June 30, 2005, an increase in net loss of $234,745 or 159.7% from the prior period. The increase in net loss was mainly due to the $575,015 or 90.3% increase in total costs and expenses, which was not offset by the $340,270 or 70% increase in net sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets as of June 30, 2006 of $316,844, which included current assets of $48,254 relating to accounts receivable, equipment, net of depreciation of $33,935 and intangible assets, consisting of our covenant not-to-competes with various parties with whom we have purchased assets from in the past, including the former owner of the assets of Blue Sky and BH as described above, net of amortization of $234,655. This represented a decrease in total assets of $128,237 or 28.8% from total assets of $445,081 as of December 31, 2005, which decrease was mainly due to the $81,958 or 25.9% decrease in covenant-not-to-competes from covenant-not-to-compete of $316,613 as of December 31, 2005 to covenant-not-to-compete of $234,655 as of June 30, 2006, and the $40,863 or 45.6% decrease in current assets, to $48,254 as of June 30, 2006, compared to $89,117 as of December 31, 2005.

Total current assets as of June 30, 2006 consisted solely of accounts receivable of $48,254.

Equipment net of accumulated depreciation as of June 30, 2006 was $33,935, which included a Company van, booting equipment, and valet equipment, which was purchased from Pro-Systems, and which included signs, key storage equipment and various other valet parking equipment.

Liabilities as of June 30, 2006 totaled $1,272,266, and included current liabilities of $1,171,150 and long term liabilities relating to notes payable of $101,116 which included amounts owed on an installment loan for equipment assumed in the ABS and BH acquisition transaction, amounts owed to a former shareholder in connection with the ABS and BH acquisition transaction, which amount is non-interest bearing and is payable at the rate of $2,778 per month, and amounts owed pursuant to our Junior Debentures, which are non-interest bearing, convertible into the Company's common stock (as described above under "Junior Debentures"), and are due January 31, 2010, less current portion of long-term debt.

Current liabilities, which increased $272,946 or 30.3% to $1,171,150 as of June 30, 2006, compared to current liabilities of $898,203 as of December 31, 2005 were mainly made up of $555,760 of accrued expenses, which was mainly due to approximately $360,000 owed to London pursuant to the Consulting Agreement, described above, as of June 30, 2006, and $528,904 of current portion of long-term debt, which included the $490,000 which we have borrowed under the Hyde note to date, and certain amounts of accrued but unpaid interest on such note, which was payable in full on June 30, 2006, but which has since been extended verbally by Hyde to December 31, 2006.

As of June 30, 2006, we had negative net working capital of $1,122,895 and an accumulated deficit of $1,426,413.

We had $59,815 of net cash used in operating activities for the six months ended June 30, 206, which was mainly due to $381,733 of net loss and $27,548 of accounts receivable, offset by $154,090 of accrued expenses, $87,374 of depreciation and amortization and $67,500 of amortization of prepaid consulting fees.

We had $-0- in cash flows from investing activities for the six months ended June 30, 2006.

We had $56,950 of net cash provided by financing activities for the six months ended June 30, 2006, which included proceeds from senior debenture of $70,000, which represented additional amounts borrowed under the Hyde note during the six months ended June 30, 2006, which note currently has an outstanding balance of $490,000, and an $8,500 loan from an individual, which represented amounts loaned to the Company from the Company's Chief Executive Officer, Marc Ebersole, which was offset by $19,450 of payments on debt and $2,100 of payments on notes payable to related parties.

Due to the $1,426,413 of accumulated deficit, negative working capital of $1,122,895 as of June 30, 2006, as well as the $490,000 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2006. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

                              COMPANY RISK FACTORS
                              --------------------

NEED  FOR  ADDITIONAL  FINANCING.

The Company requires approximately $50,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $490,000 to Hyde in connection with its Senior Debenture (as described below), and approximately $360,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of June 30, 2006, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

The Company currently owes $490,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on June 30, 2006. As of June 30, 2006, the Company had a bank overdraft of $8,221 and negative working capital of 1,122,896, and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $490,000 to repay the Senior Debenture on December 31, 2006, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

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

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

We had total current liabilities of $1,171,150 at June 30, 2006. We had current assets of $48,254 at June 30, 2006. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 3, 2006, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $940,002 for the year ended December 31, 2005, net losses of $381,733 for the six months ended June 30, 2006, and because we had an accumulated deficit of $1,426,413 at June 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF WE ARE LATE TWO MORE TIMES IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC IN THE CURRENT TWENTY-FOUR (24) MONTH PERIOD, OR ARE LATE THREE TIMES IN ANY SUBSEQUENT TWENTY-FOUR (24) MONTH PERIOD, WE WILL BE DE-LISTED FROM THE OVER-THE -COUNTER BULLETIN BOARD.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our Common Stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

Exhibit No.     Description
-----------     ------------
2.1(1)          Agreement and Plan of Merger

2.2(1)          Subsidiary Transfer Agreement

2.3(+)          First Amendment to Agreement and Plan of Merger

2.4*            Second Amendment to Agreement and Plan of Merger

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

(+) Filed as an exhibit to our Form 10-QSB filed on May 22, 2006, and incorporated herein by reference.

* Filed herein.

b)    REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fiscal period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOSTEM, INC.

DATED: August 21, 2006                       By: /s/ Marc Ebersole
                                             ------------------------
                                             Marc Ebersole
                                             Chief Executive Officer