Form 10QSB
period 2006-09-30
BIOSTEM, INC.
filed 2006-11-20
CIK 1178377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

               For the transition period from ________ to _______

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

     As of November 15, 2006, 175,218,044 shares of Common Stock of the issuer were outstanding ("Common Stock").

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BIOSTEM, INC.
                   (Formerly National Parking Systems, Inc.)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      September 30,       December 31,
                                                          2006               2005
                                                      -------------       ------------
CURRENT ASSETS
  Accounts receivable                                 $      33,681       $     20,706
  Prepaid consulting fees                                                       67,500
  Advance receivable - related party                                               911
                                                      -------------       ------------
          Total Current Assets                               33,681             89,117
                                                      -------------       ------------
EQUIPMENT, net of accumulated depreciation                   32,777             39,351

INTANGIBLE ASSETS
  Covenant not to compete, net of amortization
    of  $298,073 and $175,137, in 2006 and 2005,
     respectively                                           193,676            316,613
                                                      -------------       ------------
            Total Assets                              $     260,134       $    445,081
                                                      =============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                      $      11,545       $      5,356
  Accounts payable                                          111,046             27,581
  Notes payable to an individual, unsecured                   1,993              4,693
  Payable to related parties                                 11,589
  Current portion of long-term debt                         540,580            458,904
  Accrued expenses                                          634,686            401,669
                                                      -------------       ------------
       Total Current Liabilities                          1,311,439            898,203
                                                      -------------       ------------
LONG-TERM DEBT
  Loans payable, net of current portion                      92,115            120,567

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 authorized
    10,000,000 shares, none issued and outstanding
  Common stock authorized 300,000,000
  shares; par value $0.001; issued
  and outstanding 175,218,044  shares at
  September 30, 2006 and December 31, 2005                  175,218            175,218
  Paid-in capital                                           295,773            295,773
  Accumulated deficit                                    (1,614,411)        (1,044,680)
                                                      -------------       ------------
    Total Stockholders' Deficit                          (1,143,420)          (573,689)
                                                      -------------       ------------
  Total Liabilities and Stockholders' Deficit         $     260,134       $    445,081
                                                      =============       ============

                 See accompanying notes to financial statements.

                                           BIOSTEM, INC.
                               (Formerly National Parking Systems, Inc.)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                  For the Three Months Ended       For the Nine Months Ended
                                         September 30,                    September 30,
                                  --------------------------      ---------------------------
                                      2006          2005              2006             2005
                                  ----------     ----------       ------------     ----------
NET SALES                         $  405,058     $  291,939       $  1,234,706     $  781,317

COSTS AND EXPENSES
Compensation and benefits            180,517        325,780            509,060        571,534
Professional and consulting fees      75,851         57,184            322,845        120,636
Depreciation and amortization         43,687         43,687            131,061        130,228
Lot lease expense                    108,615         23,757            331,530         61,610
Interest expense                      12,189                            35,279             37
Rent expense                           5,334          2,808             18,965         13,149
Other operating expenses             166,865        233,246            455,697        425,634
                                  ----------     ----------       ------------     ----------
Total Costs and Expenses          $  593,058     $  686,462       $  1,804,437     $1,322,828

NET LOSS                          $ (188,000)    $ (394,523)      $   (569,731)    $ (541,511)
                                  ==========     ==========       ============     ==========
NET LOSS PER COMMON SHARE
     (BASIC AND DILUTED)          $    (0.01)    $    (0.01)      $      (0.01)    $    (0.01)
                                  ==========     ==========       ============     ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING             175,218,044    173,700,044        175,218,044    173,700,044
                                 ===========    ===========       ============    ===========

                 See accompanying notes to financial statements.

                                   BIOSTEM, INC.
                     (Formerly National Parking Systems, Inc.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                           Period EndedSeptember 30,
                                                           -------------------------
                                                             2006             2005
                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(569,731)      $(541,511)
  Adjustments to reconcile net loss to cash flows used
    in operating activities:
      Depreciation and amortization                          131,061         130,228
      Stock based compensation                                               300,000
      Amortization of prepaid consulting fees                 67,500
      Accounts receivable                                    (12,065)        (25,128)
      Accounts payable                                        83,465         114,453
      Accrued expenses                                       233,017           5,233
                                                          ----------      ----------
        Net cash provided by (used in) operating activities  (66,753)        (16,725)
                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                    (1,550)        (10,000)
                                                          ----------      ----------
        Net cash used in investing activities                 (1,550)        (10,000)
                                                          ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from senior debenture                              80,000          80,000
  Payments on debt                                           (29,475)        (65,784)
  Loan from officer                                           11,589
                                                          ----------      ----------
        Net cash provided by financing activities             62,114          14,216
                                                          ----------      ----------

DECREASE IN CASH                                              (6,189)        (12,509)

CASH (OVERDRAFT), BEGINNING OF PERIOD                         (5,356)    $     4,554
                                                          ----------     -----------

OVERDRAFT, END OF PERIOD                                  $  (11,545)    $    (7,955)
                                                          ==========     ===========

SUPPLEMENTAL CASH FLOW
   INFORMATION:
  Issuance of notes/loans for equipment                                  $    75,000
  Senior Secured Convertible Note                         $   80,000

                 See accompanying notes to financial statements.

                                  BIOSTEM, INC.
                    (Formerly National Parking Systems, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the National Parking Systems, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE  B  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative losses of $1,614,411 as of September 30, 2006 and has a stockholders' deficit of $1,143,420 at September 30, 2006. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C  -  DEBT

The Company has borrowed an additional $80,000 under the Senior Secured Convertible Debenture bringing the total to $500,000 at September 30, 2006. The due date of the Debenture was June 30, 2006. The Company has received a verbal commitment to extend the due date through December 31, 2006. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company's assets. The Debenture, including accrued interest, is convertible into the Company's common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company's CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

BUSINESS DEVELOPMENT

BioStem, Inc., formerly National Parking Systems, Inc. (the "Company," "we," and "us") was originally incorporated under the name Web Views Corporation ("Web Views") in the State of Nevada on November 2, 2001. In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. ("Cascade Corp.") pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company's business, the Company changed its name from Web Views Corporation to Cascade Mountain Mining Company, Inc. on June 17, 2003, in connection with a Certificate of Amendment to the Company's Articles of Incorporation. The Certificate of Amendment also affected a 60:1 forward stock split, which became effective on June 24, 2003.

The Company filed a Certificate of Amendment ("Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective January 7, 2005 to affect a name change of the Company to "National Parking Systems, Inc.", affect a 1:4,000 reverse stock split, re-authorized 300,000,000 shares of common stock, par value $.001 per share, and re-authorized 10,000,000 shares of preferred stock, par value $.001 per share, in anticipation of the Company's entry into the Exchange, described below.

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

Effective on November 18, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to affect a name change to "BioStem, Inc.," and affect a change to the Articles of Incorporation regarding the Company's Board of Directors to provide that the number of directors may, pursuant to the Bylaws, be increased or decreased by the Board of Directors at any time, provided there shall be no less than one (1) nor more than nine (9) Directors at any one time.

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

Pursuant to each Junior Debenture, the Preferred Stock Sellers can currently each convert their $17,350 Junior Debenture into 69,400,000 shares of the Company's common stock, based on a conversion price of $0.001, provided however that under each Junior Debenture, no Preferred Stock Seller may hold more than 4.99% of the Company's outstanding common stock at one time. The total original amount of the Junior Debentures remains outstanding as of the filing of this report as none of the Junior Debenture holders have converted any of their Junior Debentures and no amount of the Junior Debentures has been repaid by us to date.

                                SENIOR DEBENTURE
                                -----------------

In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. Currently
$500,000 has been advanced by Hyde pursuant to the Senior Debenture. Under the Senior Debenture, the Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005, to June 30, 2006, which date has further been extended verbally by Hyde to December 31, 2006. The Company does not currently have cash on hand to repay the Senior Debenture. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

The conversion rate of the Senior Debenture is the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.10. An event of default under the Senior Debenture occurs if, the Company does not make payment of the principal of the Senior Debenture when due and payable at maturity, the Company does not make a payment other than the total owed at maturity within five (5) days of the due date, the Company defaults under any indebtedness or obligation where the amount is equal to at least $100,000, or if the Company commences a voluntary petition under bankruptcy law, among others. Upon an event of default under the Senior Debenture, Hyde may declare the remaining amount of the principal, together with all accrued interest to be due and payable. None of the Senior Debentures have been converted into shares

CONSULTING AGREEMENT

On January 5, 2005, the Company entered into a Consulting Agreement with London Finance Group, Ltd., a California corporation ("London"), which Consulting Agreement was amended on November 23, 2005. Under the Consulting Agreement,
London agreed to provide the Company management consulting services and to assist the Company in its operations, strategy and in its negotiations with vendors, negotiating and structuring business sales and/or acquisitions, assisting the Company with customers and strategic partners and the implementation of the Company's business plan (the "Consulting Agreement"). The term of the Consulting Agreement will be until January 31, 2009, and after that date, either London or the Company may terminate the Consulting Agreement upon at least 90 days written notice. Pursuant to the Consulting Agreement, we agreed to pay London a non-refundable retainer in the amount of Five Thousand dollars ($5,000) a month between the date of the original Consulting Agreement and the amendment, effective as of November 23, 2005, at which time pursuant to the amendment, we agreed to pay London twenty thousand dollars ($20,000) per month, which amounts have not been paid to London, but which have been accrued as of the date of this filing. Additionally, in connection with our entry into the Consulting Agreement, we issued 12,000,000 shares of the Company's common stock common stock to London and granted London warrants to purchase up to 4,000,000 shares of the Company's common stock at $0.10 per share, which Warrants were later amended by the amendment of the Consulting Agreement to provide for the purchase of up to 1,500,000 shares of the Company's common stock at $1.00 per share ("Warrants") which vested immediately on January 5, 2005.

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

                          DESCRIPTION OF THE COMPANY'S
                            CURRENT BUSINESSES FOCUS
           -----------------------------------------------------------

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc., a Nevada corporation ("BH") and vehicle immobilization services which the Company operates through its wholly owned subsidiary ABS Holding Company, Inc., a Nevada corporation ("ABS"), described in greater detail below. Approximately seventy percent (70%) of the Company's revenues come from BH, with the remaining thirty percent (30%) coming from ABS.

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

Under Mr. Pringle's Covenant Not to Compete, he agreed not to engage in, be employed in, or have any interest in any occupation or business similar to that of BH, within the Southeast United States, including Georgia, Alabama, Louisiana, Tennessee, Florida, South Carolina, North Carolina and any location where BH conducts valet parking, parking management and vehicle immobilization, for three (3) years from the date of the closing of the Covenant Not to Compete, which was November 2, 2004, in return for the $25,000 promissory note, which has been paid in full to date.

BH currently operates in the Atlanta, Georgia area, however, BH may expand its operations to other locations in the future, funding permitting, if our management believes it is in our best interest to do so.

The bulk of BH's clients, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately 38 locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

INSURANCE

Currently, BH employees park approximately 55,000 cars per week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $1,500. BH's current insurance carries a $1,000 deductible per claim. However, it has been BH's policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay a significant amount of its claims itself.

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

                            ABS HOLDING COMPANY, INC.
                          ----------------------------

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $41,479 remained outstanding as of September 30, 2006.

ABS owns approximately Forty (40) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent vehicles from moving until the owners pay a fine, which is currently $50.00.

ABS currently has contracts to provide booting services to forty (40) parking locations, which lots are owned by four separate entities.

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

EMPLOYEES

BH currently employs seven (7) full-time employees and approximately one hundred and thirty (130) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

ABS currently employs zero (0) individuals on a full-time basis and approximately five (5) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

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

The Merger Agreement originally was to terminate if the Merger had not been consummated by March 1, 2006, however this date was extended to June 30, 2006, pursuant to the First Amendment to Agreement and Plan of Merger entered into between Cryobanks and the Company as of March 1, 2006, to September 30, 2006, due to the Second Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company as of July 1, 2006, and to March 31, 2007, pursuant to the Third Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company effective as of September 30, 2006.

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

Additionally,  pursuant  to  the  Agreement  to Purchase Subsidiaries and Cancel
Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $500,000 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $500,000 outstanding under the Senior Debenture.

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
o  Christine  Ebersole  4,000,000  shares
o  Scott  A.  Schweber  4,000,000  shares
o  The  Morpheus  Trust  5,460,018  shares
o  Livingston  Investments  6,200,000  shares
o  The  Gateway  Real  Estate  Investment  Trust  5,090,026  shares
o  Burton  Partners,  LLC  6,200,000  shares
o  Picasso,  LLC  6,200,000  shares
-------------------------------------------------------------------
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

                    DESCRIPTION OF THE BUSINESS OF CRYOBANKS
                      -------------------------------------

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

COMPETITION
-----------

Cryobanks has two categories of competitors. The first category is the personal storage for fee business. To date, this has been by far the most lucrative area of cord blood banking. For personal storage, a family will pay a large initial fee (usually $1,300 to $2,000) to process and store their cord blood for private use, plus an annual storage fee of $95 to $150. The primary companies in this area are Cord Blood Registry and ViaCell. Cord Blood Registry. Cryobanks believes that the prices it charges for the storage of cord blood is competitive with other companies. Additionally, the other companies that offer this service are for-profit companies.

Another category of competition in the cord blood arena is the collection of unrelated donated units (donations not from relatives), at no charge to the donor. Cryobanks invests its own money to process these units. The units are then placed on international registries with the expectation that these units will be selected for transplant. If a unit is selected for transplant, Cryobanks will receive approximately $20,000 as reimbursement for each transplantable CB unit. Not every unit donated will be selected for transplant and a facility must have a large inventory, estimated at 20,000 or greater, in order to have sales at a rate of 10 percent. The largest existing inventory is at the New York Blood Center - with approximately 16,000 stored and registered units of which over approximately 1,700 have already been used for transplant. The competing facilities in this category are hospitals and universities that are primarily funded through private or government grants. Historically, processing costs are high and efficiencies are low resulting in the failure or constant start-up/shut-down of their operations.

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

                               PLAN OF OPERATIONS
                        ---------------------------------

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had net sales of $405,058 for the three months ended September 30, 2006, compared to net sales of $291,939 for the three months ended September 30, 2005, an increase in net sales of $113,119 or 38.7%. The increase in net sales was mainly due to new business contracts gained subsequent to September 30, 2005, including two new valet parking contracts entered into during the fourth quarter ended December 31, 2005.

We had total costs and expenses of $593,058 for the three months ended September 30, 2006, compared to total costs and expenses of $686,462 for the three months ended September 30, 2005, a decrease in total costs and expenses of $93,404 or 13.6% from the prior period. The decrease in total costs and expenses was mainly due to the decrease in compensation and benefits of $145,263 for the three months ended September 30, 2006 from the three months ended September 30, 2005 as well as the $66,381 decrease in other operating expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

We had a net loss of $188,000 for the three months ended September 30, 2006, compared to a net loss of $394,523 for the three months ended September 30, 2005, a decrease in net loss of $206,523 or 52% from the prior period. The decrease in net loss was mainly due to the increase in net sales of $113,189 and the decrease in costs and operating expenses of $93,404 for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had net sales of $1,234,706 for the nine months ended September 30, 2006, compared to net sales of $781,317 for the nine months ended September 30, 2005, an increase in net sales of $453,389 or 58%. The increase in net sales was mainly due to the acquisition of Pro-Systems in March 2005, and related contracts which were gained in the acquisition, as well as new business contracts gained throughout 2005, including two new valet parking contracts entered into during the fourth quarter ended December 31, 2005.

We had total costs and expenses of $1,804,437 for the nine months ended September 30, 2006, compared to total costs and expenses of $1,322,828 for the nine months ended September 30, 2005, an increase in total costs and expenses of $481,609 or 36% from the prior period. The increase in total costs and expenses was mainly due to an increase in professional and consulting fees of $202,209 and an increase in lot lease expense of $269,920 during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

We had a net loss of $569,731 for the nine months ended September 30, 2006, compared to a net loss of $541,511 for the nine months ended September 30, 2005, an increase in net loss of $28,220 or 5% from the prior period. The increase in net loss was mainly due to the $202,209 or 168% increase in professional and consulting fees and the $269,920 or 438% increase in lot lease expense, which was not offset by the $453,389 or 58% increase in net sales for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets as of September 30, 2006 of $260,134, which included current assets of $33,681 relating to accounts receivable, equipment, net of depreciation of $32,777 and intangible assets, consisting of our covenant not-to-competes with various parties with whom we have purchased assets from in the past, including the former owner of the assets of Blue Sky and BH as described above, net of amortization of $193,676. This represented a decrease in total assets of $184,947 or 42% from total assets of $445,081 as of December 31, 2005, which decrease was mainly due to the $122,937 or 39% decrease in covenant-not-to-compete from covenant-not-to-compete of $316,613 as of December 31, 2005 to covenant-not-to-compete of $193,676 as of September 30, 2006, and the $67,500 decrease in prepaid consulting fees from prepaid consulting fees of $67,500 at December 31, 2005 compared to prepaid consulting fees of $0 at September 30, 2006.

Total current assets as of September 30, 2006 consisted solely of accounts receivable of $33,681.

Equipment net of accumulated depreciation as of September 30, 2006 was $32,777, which included a Company van, booting equipment, and valet equipment including signs, key storage equipment and various other valet parking equipment.

Liabilities as of September 30, 2006 totaled $1,403,554, and included current liabilities of $1,311,439 and long term liabilities relating to notes payable of $92,115 which included amounts owed on an installment loan for equipment assumed in the ABS and BH acquisition transaction, amounts owed to a former shareholder in connection with the ABS and BH acquisition transaction, which amount is non-interest bearing and is payable at the rate of $2,778 per month, and amounts owed pursuant to our Junior Debentures, which are non-interest bearing, convertible into the Company's common stock (as described above under "Junior Debentures"), and are due January 31, 2010, less current portion of long-term debt.

Current liabilities, which increased $413,236 or 46% to $1,311,439 as of September 30, 2006, compared to current liabilities of $898,203 as of December 31, 2005 were mainly made up of $634,686 of accrued expenses, which was mainly due to approximately $420,000 owed to London pursuant to the Consulting Agreement, described above, as of September 30, 2006, and $540,580 of current portion of long-term debt, which included the $500,000 which we have borrowed under the Hyde note to date, and certain amounts of accrued but unpaid interest on such note, which was payable in full on September 30, 2006, but which has since been extended verbally by Hyde to December 31, 2006.

As of September 30, 2006, we had negative net working capital of $1,277,758 and an accumulated deficit of $1,614,411.

We had $66,753 of net cash used in operating activities for the nine months ended September 30, 206, which was mainly due to $569,731 of net loss and $12,065 of accounts receivable, offset by $233,017 of accrued expenses, $131,061 of depreciation and amortization and $67,500 of amortization of prepaid consulting fees.

We had $1,550 in cash used in investing activities for the nine months ended September 30, 2006.

We had $62,114 of net cash provided by financing activities for the nine months ended September 30, 2006, which included proceeds from senior debenture of $80,000, which represented additional amounts borrowed under the Hyde note during the nine months ended September 30, 2006, which note currently has an outstanding balance of $500,000, and a $11,589 loan from officer, which represented amounts loaned to the Company from the Company's Chief Executive Officer, Marc Ebersole, which was offset by $29,475 of payments on debt.

Due to the $1,614,411 of accumulated deficit, negative working capital of $1,277,758 as of September 30, 2006, as well as the $500,000 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2006. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the

Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

                              COMPANY RISK FACTORS
                              --------------------

NEED  FOR  ADDITIONAL  FINANCING.

The Company requires approximately $25,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owes $500,000 to Hyde in connection with its Senior Debenture (as described below), and approximately $420,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of September 30, 2006, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

The Company currently owes $500,000 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on December 31, 2006. As of September 30, 2006, the Company had a bank overdraft of $11,545 and negative working capital of $1,277,758 and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $500,000 to repay the Senior Debenture on December 31, 2006, Hyde will be able to convert the Senior Debenture into shares of the Company's Common Stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.10. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's Common Stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

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

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

We had total current liabilities of $1,311,439 at September 30, 2006. We had current assets of $33,681, and negative working capital of $1,277,758 as of September 30, 2006. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

WE WILL FACE SUBSTANTIAL ADDITIONAL EXPENSES IN THE FUTURE, WHICH EXPENSES WE MAY NOT BE ABLE TO AFFORD, IN CONNECTION WITH THE FACT THAT WE WILL BECOME AN ACCELERATED FILER, AND THEREFORE BE REQUIRED TO PERFORM AN ANNUAL REPORT OF OUR CONTROLS AND PROCEDURES.

Starting with our Form 10-K for the year ended December 31, 2006, we will be classified as an "accelerated filer," will no longer be able to file small business reports, will be required to file our quarterly reports within 40 days (subject to a five calendar day extension) of our year end and our annual reports (including our Form 10-K for the year ended December 31, 2006) within 60 days of our year end (subject to a 15 calendar day extension), and be required to conduct an annual assessment of our internal controls and procedures. We anticipate these increased and accelerated filing requirements will require us to expend substantial additional legal and accounting expenses. Furthermore, our management will likely need to devote a substantial amount of time to these new compliance and filing requirements, which could take away from the time they have to spend on company matters. Finally, the required testing of our internal controls by us and our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting which are deemed to be material weaknesses and may require us to expend additional substantial expenses in bringing such controls and procedures in check with the Commission's guidelines. If we are not able to file our quarterly and annual reports within the accelerated deadlines set forth by the Commission, and we fail to file such reports on a timely basis three times in any 24 month period, our securities will be de-listed from the OTC Bulletin Board and the value of our common stock could become worthless. Additionally, the significant additional time and expense our status as an "accelerated filer" will create for us and our management could take away from the time and capital we have to spend on our business operations and could cause the value of our common stock to decline in value. Furthermore, if we are found to have deficiencies in our controls and procedures, and are not able to comply with the requirements in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Commission or other regulatory authorities, which would likely require us to expend additional financial and management resources, which resources we may not have, and which may force us to curtail or abandon our business operations.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of November 15, 2006, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred net losses of $940,002 for the year ended December 31, 2005, net losses of $569,731 for the nine months ended September 30, 2006, and because we had an accumulated deficit of $1,614,411 at September 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

IF WE ARE LATE TWO MORE TIMES IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC IN THE CURRENT TWENTY-FOUR (24) MONTH PERIOD, OR ARE LATE THREE TIMES IN ANY SUBSEQUENT TWENTY-FOUR (24) MONTH PERIOD, WE WILL BE DE-LISTED FROM THE OVER-THE -COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-KSB for the period ending December 31,

2005, if we are late in our periodic filings two more times during the next five fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as we failed to timely file our Annual Report on Form 10-KSB for the period ended December 31, 2005. Moving forward, our management to take steps to begin the process of preparing our financial statements and results of operations earlier, as well as having a more open dialogue with our outside auditor, so that we will once again be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting. Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES

None.

ITEM  3.  DEFAULT UPON SENIOR SECURITIES

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

2.4(5)           Second  Amendment  to  Agreement  and  Plan  of  Merger

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

10.19*           Third  Amendment  to  Agreement  and  Plan  of  Merger

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

(5) Filed as an exhibit to our Form 10-QSB filed on August 21, 2006, and incorporated herein by reference.

*  Filed  herein.

b)  REPORTS  ON  FORM  8-K

The Company filed no reports on Form 8-K during the fiscal period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIOSTEM,  INC.

DATED:  November  20,  2006               By:  /s/  Marc  Ebersole
                                            ------------------------
                                            Marc  Ebersole
                                            Chief  Executive Officer