Form 10-K
period 2006-12-31
BIOSTEM, INC.
filed 2007-04-02
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-49933

BioStem, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-4886474
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

200 Hannover Park Road, Suite 120, Atlanta, Georgia 30350
(Address of principal executive offices) (Zip Code)

(770) 650-1733
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                               Title of each class                         Name of each exchange on which registered

                                                                                                                                                                              None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                   Accelerated filer [X]                        Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $119,827,816.

There were 175,218,044 shares of the Registrant’s common stock outstanding as of January 19, 2007.

BIOSTEM, INC.
FORM 10-K
INDEX

Part I

Part II

Part III

Part IV

Item 13.	Exhibits, Financial Statement Schedules	54

Signatures		57

PART I

ITEM 1. BUSINESS.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

In October 2005, the Company's board of directors approved a 4:1 forward stock split for shareholders of record as of October 20, 2005. Unless otherwise stated all share amounts disclosed in this Form 10-K retroactively take into affect the June 2003, 60:1 forward stock split, the January 2005, 1:4,000 reverse stock split, and the October 2005, 4:1 forward stock split (the "Stock Splits").

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

Pursuant to each Junior Debenture, the Preferred Stock Sellers can currently each convert their $17,350 Junior Debenture into 69,400,000 shares of the Company's common stock (347,000,000 total), based on a conversion price of $0.00025, provided however, that under each Junior Debenture, no Preferred Stock Seller may hold more than 4.99% of the Company's outstanding common stock at one time. The total original amount of the Junior Debentures remains outstanding as of the filing of this report as none of the Junior Debenture holders have converted any of their Junior Debentures and no amount of the Junior Debentures has been repaid by us to date.

SENIOR DEBENTURE

In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. As of December 31, 2006, $552,500 had been advanced by Hyde pursuant to the Senior Debenture. Under the Senior Debenture, and as of the filing of this report $592,500 has been advanced under the Senior Debenture. The Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005, to June 30, 2006, which date has further been extended verbally by Hyde to December 31, 2007. The Company does not currently have cash on hand to repay the Senior Debenture. The Senior Debenture is personally guaranteed by the Company's Chief Executive Officer, Marc Ebersole.

The conversion rate of the Senior Debenture is the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.025. An event of default under the Senior Debenture occurs if, the Company does not make payment of the principal of the Senior Debenture when due and payable at maturity, the Company does not make a payment other than the total owed at maturity within five (5) days of the due date, the Company defaults under any indebtedness or obligation where the amount is equal to at least $100,000, or if the Company commences a voluntary petition under bankruptcy law, among others. Upon an event of default under the Senior Debenture, Hyde may declare the remaining amount of the principal, together with all accrued interest to be due and payable. None of the Senior Debentures have been converted into shares.

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

The Company may terminate the Consulting Agreement at any time for cause, if London engages in gross and willful misconduct that is materially and significantly injurious to the Company, and, after written notice of such conduct, London fails to cure such conduct within thirty (30) days. After giving notice to London, London will be entitled to a hearing in front of the Company's entire Board of Directors, whereby it will have the opportunity to hear the Board's reason for termination and be given a chance to rebut the charges against it. In the event the Company terminates the Consulting Agreement without cause, the Company shall be obligated to pay London liquidated damages in the amount of (a) $250,000 or (b) the greater of (i) 4,000,000 shares of common stock (subject to adjustment for any stock splits or combinations) which shall be registered with the Securities and Exchange Commission or (ii) the total value of all fees and other compensation paid or payable to London over the 12 months prior to the date given by the Company of its intended intent to terminate the relationship.

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

DESCRIPTION OF THE COMPANY'S
CURRENT BUSINESSES FOCUS

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc., a Nevada corporation ("BH") and vehicle immobilization services which the Company operates through its wholly owned subsidiary ABS Holding Company, Inc., a Nevada corporation ("ABS"), described in greater detail below. Approximately seventy-six percent (76%) of the Company's revenues come from BH, with the remaining twenty-four percent (24%) coming from ABS.

The Company has a website at www.nationalparkingsystems.com, which website contains information the Company does not wish to be made a part of this filing.

BH HOLDING COMPANY, INC.

BH was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, Inc., a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, which has been paid in full, c) $30,000 in the form of a promissory note to Mr. Ebersole, which has been paid in full, and d) 10,000 shares of BH common stock which were issued to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-K, references to BH include J&K).

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

The bulk of BH's clients, are ongoing relationships, however BH routinely gets calls from individuals and entities which are having private parties and need valet parking services on an intermittent basis. Currently, BH operates valet operations in approximately 42 locations. Additionally, for some of BH's ongoing clients, BH not only supplies the valet parking employees, but also has control over the parking lots of these clients. As a result of fluctuations in seasonal need for valet parking services, the Company is busier in the winter and spring and around convention season in Atlanta.

Insurance

Currently, BH employees park between 50,000 and 60,000 cars per week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $1,500. BH's current insurance carries a $1,000 deductible per claim. However, it has been BH's policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay a significant amount of its claims itself, which currently average approximately $4,500 per month.

Employee Screening

Strangers trust BH employees with their cars and their belongings when they valet park with BH, because of this, BH takes precautions in who they hire to work as valets. BH screens potential employees by looking at their motor vehicle report, and will disqualify job candidates based on things like excessive speeding tickets and reckless driving charges.

ABS HOLDING COMPANY, INC.

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $29,236 remained outstanding as of December 31, 2006.

ABS owns approximately forty (40) vehicle immobilization boots, which are attached to the wheel of a vehicle which is illegally parked, and are intended to prevent vehicles from moving until the owners pay a fine, which is currently $50.00.

ABS currently has contracts to provide booting services to forty (40) parking locations, which lots are owned by four separate entities.

When someone is illegally parked in one of ABS's client's parking lots, the client or another individual in charge of the client's parking lot will call ABS to provide booting services. ABS contracts with approximately six independent booters, who have permits granted by the Atlanta Police Department. When ABS gets a call, they contact one of their booters who will then find the illegally parked vehicle and install a boot on one of the vehicle's tires. The vehicle owner must then pay $50.00 to get the boot removed from his vehicle. ABS receives the majority of that payment, with the independent contractor booters being paid a set amount by the Company, for each boot they attach.

Competitive Business Conditions

The valet parking and vehicle immobilization industries are highly competitive. Currently, BH is well diversified and has many clients, while ABS currently depends on three clients for its revenues. BH has approximately three competitors in the Atlanta, Georgia area.

Copyrights, Patents, Trademarks & Licenses

Neither ABS nor BH has any copyrights, patents, trademarks, or other types of intellectual property. ABS does hold a license for booting services in the Atlanta, Georgia area.

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

Employees

BH currently employs seven (7) full-time employees and approximately one hundred and twenty (120) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

ABS currently employs one (1) individual on a full-time basis, one (1) individual on a part-time basis and approximately six (6) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

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

The Board of Directors of both the Company and Cryobanks have approved the merger agreement, and the majority shareholders of both companies have consented to the Merger Agreement.

The Merger Agreement originally was to terminate if the Merger had not been consummated by March 1, 2006, however this date was extended to June 30, 2006, pursuant to the First Amendment to Agreement and Plan of Merger entered into between Cryobanks and the Company as of March 1, 2006, to September 30, 2006, due to the Second Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company as of July 1, 2006, to March 31, 2007, pursuant to the Third Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company effective as of September 30, 2006, and most recently, to June 30, 2007, pursuant to the Fourth Amendment to Agreement and Plan of Merger, which had an effective date of March 20, 2007.

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

All warrants to purchase shares of Cryobanks common stock which are outstanding prior to the Merger will be assumed by the Company as provided in the Merger Agreement. Assuming the Closing of the Merger, the Company will issue 120,000,000 shares of its common stock to the shareholders of Cryobanks, and the board of directors of Cryobanks will be appointed to the Company's board, and the current members of the Company's board will resign. On the effective date of the merger, immediately prior to the merger, the Company will have 15,650,000 shares of common stock outstanding, and warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share. All other shares then outstanding will be cancelled in exchange for the transfer by the Company of all of the common stock of its two current operating subsidiaries, BH Holdings, Inc. and ABS Holdings, Inc., to those shareholders canceling shares (as described below under "Agreement to Purchase Subsidiaries and Cancel Shares").

Assuming the Closing of the Merger, it is anticipated that the Company and Cryobanks will cause to be filed a registration statement on Form S-4 registering the issuance of the 120,000,000 shares to the Cryobanks shareholders. Notwithstanding this registration, all of the 120,000,000 shares to be issued shall be subject to a one year restriction against transfer, except for approximately 91,879,402 shares held by the majority shareholder of Cryobanks, which will be subject to a six-month lockup.

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

Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $592,500 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $592,500 outstanding under the Senior Debenture.

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

RECENT EVENTS

Cryobank Letter of Intent

On January 31, 2007, Cryobanks International, Inc., a Delaware corporation (“Cyrobanks”), which had previously entered into an Agreement and Plan of Merger with us (the “Merger,” as described in greater detail above), entered into a Letter of Intent with Samarium Technology Group, Ltd. (the “Letter of Intent” and “Samarium”), which Letter of Intent was agreed to and accepted by Samarium on February 13, 2007, but which acceptance was not communicated to Cryobanks until February 28, 2007. The Merger, which is contingent upon Cryobanks raising at least $10,000,000 pursuant to a private placement was originally scheduled to terminate if the Merger had not been consummated by March 1, 2006 but through various amendments has been extended to June 30, 2007.

Pursuant to the Letter of Intent, subject to completion of due diligence, by Samarium, which originally was required to be completed within thirty days, but which has since been extended until April 30, 2007,  Samarium agreed to purchase $9,000,000 Class A Secured Convertible Debentures of Cryobanks, which are to bear interest at the rate of 10% per annum, are convertible into 7.5% of Cryobank’s outstanding common stock on a fully diluted basis, and are due and payable on December 31, 2008 (the “Samarium Debentures”). The Samarium Debentures automatically convert into registered shares of the Company’s common stock upon the completion of the Merger and the subsequent effectiveness of a registration statement on Form S-4 registering the shares which the Samarium Debentures are convertible into (the “Effectiveness Date”).

Pursuant to the Letter of Intent, Cryobanks is to receive $2,000,000 of the proceeds from the Samarium Debentures upon the execution of final documents regarding the transactions contemplated by the Letter of Intent (the “Closing”), with the remaining $7,000,000 payable on the Effectiveness Date.

The Letter of Intent calls for the Form S-4 registration statement to be filed by the Company within 60 days of the Closing and to obtain effectiveness of such Form S-4 registration statement within 150 days of the Closing. If the Form S-4 registration statement is not declared effective by the 150th day following the Closing, the Samarium Debentures shall bear interest at the rate of 15% per annum until paid in full, and Cryobanks shall commence monthly interest only payments starting the first day of the month following the expiration of such 150 day period.

The Letter of Intent also calls for Samarium to be able to elect two members to the Company’s Board of Directors, following the increase in the Company’s Board of Directors from three members to five members.

Samarium will also receive warrants in connection with the Closing, including a five year Class A Warrant to purchase up to 3.5% of Cryobanks’ outstanding common stock on a fully diluted basis (which includes the shares issuable in connection with the conversion of the Samarium Debentures), with an exercise price equal to the conversion price of the Samarium Debentures; and a five year Class B Warrant to purchase up to 3.75% of Cryobanks’ outstanding common stock on a fully diluted basis (which includes the shares issuable in connection with the conversion of the Samarium Debentures), with an exercise price equal to $0.001 per share.

The Letter of Intent additionally includes a closing fee equal to 13% of the proceeds received by Cryobanks, and a separate warrant to purchase 1.125% of Cryobank’s outstanding common stock on a fully diluted basis (which includes the shares issuable in connection with the conversion of the Samarium Debentures), on the same terms as the Samarium warrants to a consultant, as well as a $35,000 structuring fee payable to Samarium.

Finally, the Letter of Intent requires that all of the current shareholders of Cryobanks agree to lockup the shares which they currently hold for one year from the effective date of the Merger, which lockup shall terminate as to 25% of the shares locked up by each shareholder on the 90th, 180th, 270th and 365th day following the Merger.

The Closing is anticipated to occur during the second quarter of 2007, of which there can be no assurance, subject to completion of due diligence by Samarium in its sole discretion. The provisions of the final Closing documents to be executed by Cryobanks and Samarium may or may not contain the terms and provisions described above and in the Letter of Intent.

Amendment To Senior Debenture

In March 2007, with an effective date of December 31, 2006, the Company, ABS Holding Company, Inc. and BH Holding Company, Inc., our wholly owned subsidiaries, Marc Ebersole, our Chief Executive Officer and Hyde Investments, Ltd. (“Hyde”), entered into an “Amendment Dated as of 12/31/06 to Senior Secured Convertible Debenture” (the “Second Extension”), to amend the terms of our Senior Secured Convertible Debenture originally entered into with Hyde on October 15, 2004 (“Senior Debenture”). The Senior Debenture had a balance of $552,500 as of December 31, 2006, which pursuant to the then terms of the Senior Debenture was due and payable on December 31, 2006. Pursuant to the Second Extension the due date of the Senior Debenture was extended to December 31, 2007. Subsequent to December 31, 2006, we borrowed an additional $40,000 under the Senior Debenture, bringing the total outstanding amount of the Senior Debenture to $592,500 as of the filing of this report.

Amendment to Merger Agreement

On or about March 20, 2007, we entered into the “Fourth Amendment to Agreement and Plan of Merger,” with Cryobanks, whereby we amended the date Cryobanks was required to close the Merger by from March 31, 2007, to June 30, 2007. All other terms of the Merger Agreement remained the same as originally signed.

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

ITEM 1A. RISK FACTORS.

COMPANY RISK FACTORS

Need For Additional Financing.

The Company requires approximately $25,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owed $552,500 to Hyde as of December 31, 2006 and owes $592,500 to Hyde as of the filing of this report, in connection with its Senior Debenture (as described above), and approximately $480,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of December 31, 2006, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

We Have Outstanding Liabilities Which We Do Not Currently Have Financial Resources To Pay.

The Company currently owes $592,500 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on December 31, 2007. As of December 31, 2006, the Company had negative working capital of $1,381,416 and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $592,500 to repay the Senior Debenture on December 31, 2007, Hyde will be able to convert the Senior Debenture into shares of the Company's common stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.025. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's common stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

A Large Percentage Of Our Revenues For The Year Ended December 31, 2006, Came From A Small Number Of Parking Lots And If We Were To Lose Those Parking Lots As Clients, Our Revenues Would Be Adversely Affected.

During the year ended December 31, 2006, approximately 23% of our revenues came from valet parking services in connection with one parking lot, and a total of approximately 51% of our revenues came from a total of only three parking lots. Because of this high concentration of revenues, if we were to lose any of those three parking lots as clients, our revenues would likely decrease substantially. As a result, if we were to lose any of those lots as clients, and were not able to replace such lot or lots with similarly sized clients, we could be forced to curtail or abandon our business operations and any investment in our common stock could decline in value and/or become worthless.

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

We Have Significant Debts For Which We Have Payment Obligations We May Not Meet.

We had total current liabilities of $1,404,692 at December 31, 2006. We had current assets of $66,175, and negative working capital of $1,338,517 as of December 31, 2006. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

We Will Face Substantial Additional Expenses In The Future, Which Expenses We May Not Be Able To Afford, In Connection With The Fact That We Will Become An Accelerated Filer, And Therefore Be Required To Perform An Annual Report Of Our Controls And Procedures.

Starting with this Form 10-K for the year ended December 31, 2006, we are classified as an "accelerated filer," are no longer be able to file small business reports, will be required to file our quarterly reports within 40 days (subject to a five calendar day extension) of our year end and our annual reports (including our Form 10-K for the year ended December 31, 2006) within 75 days of our year end (subject to a 15 calendar day extension), and be required to conduct an annual assessment of our internal controls and procedures. We anticipate these increased and accelerated filing requirements will require us to expend substantial additional legal and accounting expenses. Furthermore, our management will likely need to devote a substantial amount of time to these new compliance and filing requirements, which could take away from the time they have to spend on company matters. Finally, the required testing of our internal controls by us and our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting which are deemed to be material weaknesses and may require us to expend additional substantial expenses in bringing such controls and procedures in check with the Commission's guidelines. If we are not able to file our quarterly and annual reports within the accelerated deadlines set forth by the Commission, and we fail to file such reports on a timely basis three (3) times in any twenty-four (24) month period, of which we have already been late once during the current twenty-four (24) month period, our securities will be de-listed from the OTC Bulletin Board and the value of our common stock could become worthless. Additionally, the significant additional time and expense our status as an "accelerated filer" will create for us and our management could take away from the time and capital we have to spend on our business operations and could cause the value of our common stock to decline in value. Furthermore, if we are found to have deficiencies in our controls and procedures, and are not able to comply with the requirements in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Commission or other regulatory authorities, which would likely require us to expend additional financial and management resources, which resources we may not have, and which may force us to curtail or abandon our business operations.

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

Our Management Has Concluded Pursuant To A Review Of Our Internal Controls Over Financial Reporting, That Our Controls And Procedures Are Not Effective To Insure That Information Is Timely Communicated To Our Management To Allow Timely Decisions Regarding Our Required Disclosures.

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 and based on that evaluation and the existence of certain material weaknesses in our internal controls, concluded that such disclosure controls and procedures were not effective as of December 31, 2006. That conclusion was based on several weaknesses which were found in our internal control over financial reporting which are disclosed in greater detail below under “Item 9A. Controls and Procedures.”

Although our management will attempt to address and eliminate those weaknesses during the 2007 fiscal year, until such weaknesses are addressed, if ever, they may prevent us from timely filing our periodic reports with the Commission (which could in turn force us to be delisted from the OTCBB, as described in greater detail below) or could result in a misstatement in our annual or interim consolidated financial statements, which could materially misstate one or many of our financial results or disclosures and could require that such financial information will need to be restated and/or corrected in the future. Until we address and correct the weaknesses in our internal controls, our financial statements may be materially incorrect and/or need to be corrected or restated in the future, which could cause us to expend substantial funds and resources in the correction and/or restatement of such financial information, if such errors or omissions are found, of which there can be no assurance. The required payment of such funds and/or the misstatement of our financial statements could cause the value of our common stock to decrease and/or become worthless and could also open us up to investor lawsuits, if investors purchase our common stock based on inaccurate or materially misleading financial information.

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

The Issuance And Sale Of Common Stock Underlying The Junior Debentures May Depress The Market Price Of Our Common Stock.

As of January 29, 2007, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

Our Auditors Have Expressed An Opinion That There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred a net loss of $2,051,539 for the year ended December 31, 2006, and because we had an accumulated deficit of $15,190,930 at December 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

If We Are Late Two More Times In Filing Our Quarterly Or Annual Reports With The SEC In The Current Twenty-Four (24) Month Period, Or Are Late Three Times In Any Subsequent Twenty-Four (24) Month Period, We Will Be De-Listed From The Over-The -Counter Bulletin Board.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-'s or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-KSB for the period ending December 31, 2005, if we are late in our periodic filings two more times during the next five fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

RISK FACTORS RELATING TO
CRYOBANKS*

* Please see "Company Risk Factors," above for a discussion of the risks facing the Company's current business operations.

The risk factors described below are only some of the risks associated with the business of Cryobanks.

Cryobanks Must Complete A Ten Million Dollar Private Placement To Close The Merger.

The Agreement and Plan of Merger has various conditions precedent in order for the parties to effect the merger, one of which includes Cryobanks raising a minimum of $10,000,000 in a private placement. Although $-0- has been raised to date, Cryobanks has entered into a Letter of Intent with a third party to raise approximately $9,000,000 in funding as described above under “Recent Events.” In the event Cryobanks is successful in raising a minimum of $10,000,000 of which there can be no assurance, $5,000,000 of such funds will be used to redeem $5,000,000 of Cryobanks Series A Preferred Stock. As of the filing of this report, Cryobanks has not raised any of the $10,000,000 which it is required to raise prior to the closing of the Merger. Cryobanks may never raise any money in a private offering and as a result, the Merger may never close. If this were to happen, the value of our common stock could decrease in value and/or become worthless.

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

Personal Cord Blood Storage May Become Less Desirable Than Anticipated.

Some medical groups have recommended that birthing mothers not store cord blood for personal use. Reasons include the low likelihood that the personal unit will ever be used for homogeneic transplant (to the child). If there is a need within a family, there is a greater chance of a match, and the family members could take advantage of the stored unit. While estimations are that with 300,000 registered units in storage there would be sufficient units and matches to treat the world's population in need of transplant, these units are not yet available. A fraction of Cryobanks intended revenues comes from the projected building of the personal storage units business. Other companies have been able to build banks of 30,000 and 45,000 stored units, indicating the desirability of personal storage. However, the continued popularity of the practice of personal storage of cord blood cannot be guaranteed.

New Technology Replaces Use of CB Cells in Transplant.

Technology related to stem cells, regeneration of blood and immunological function and other therapeutic actions of CB is always being advanced. It is possible that some, currently undiscovered technology will be able to effect hematopoietic cell rejuvenation or the reversal of specific diseases that CB transfers will be targeting. While advances of these types cannot be ruled out, the time lag for development, regulatory approval, and acceptance likely gives Cryobanks a lead of five to ten years.

Additionally, a suite of patents held by Biocyte Corporation and its successors PharmaStem Therapeutics have been alleged to require licensing. In October 2003, PharmaStem won a jury verdict against ViaCell, Cryo-Cell International, CorCell and CBR Systems, the four largest personal storage unit companies. Following suit, the trial court invalidated the jury's findings and multiple appeals thereafter followed. Concurrently, the European Patent Office invalidated the patents on the continent of Europe and, after challenge, the United States Patent Office has invalidated one of the underlying patents. Despite these facts, and the fact that the United States patents expire in 2007, Cryobanks was named as a defendant in a patent infringement suit brought by PharmaStem.

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

Increasing Competition and Limited Barrier To Entry.

There is no intellectual property that would prohibit human serum storage companies from entering into the business, or prohibit new companies from being formed in this area. Cryobanks believes that the Federal guidelines regulating cord blood collection and storage will create a significant barrier to entry to many other groups. Cryobanks believes it meets or exceeds all requirements in the new legislation.

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

Dependence on Key Personnel.

Cryobanks is highly dependent upon the efforts of its senior management team, including Dwight C. Brunoehler, its President. The loss of the services of such individual could impede the achievement of product development, commercialization, and operational objectives. Cryobanks does not have key personnel life insurance on the life of such individual. Due to the specialized nature of Cryobanks business, Cryobanks is also highly dependent upon its ability to attract and retain qualified key management personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently rents approximately 1,530 square feet of office space at 200 Hannover Park Road, Suite 120, in Atlanta, Georgia, at a current monthly rental cost of $1,460.16. The Company's current lease began on April 1, 2004, and will expire on March 31, 2009. The Company paid base rent of $1,350 per month from April 1, 2004 to March 30, 2006 and base rent of $1,460.16 per month from April 1, 2006 to March 30, 2007. The Company’s rent will increase to $1,518.57 per month of base rent from April 1, 2007 to March 30, 2008 and to $1,579.31 per month of base rent from April 1, 2008 to March 30, 2009. The Company is also responsible for various expenses in connection with its rental space during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

"Bid" and "asked" offers for our common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc.

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

   Bid Prices(1)*

Quarter Ended	High	Low

December 31, 2006	3.40	1.40
September 30, 2006	3.00	1.50
June 30, 2006	4.50	1.25
March 31, 2006	6.80	3.76

December 31, 2005(1)	3.40	0.01
September 30, 2005	0.66	0.38
June 30, 2005	1.00	0.60
March 31, 2005(1)	1.25	0.31

* Approximate

(1) The Company affected a 4:1 forward stock split for shareholders of record as of October 20, 2005, and the bid prices for the quarter ended December 31, 2005, retroactively reflect this split. Additionally, the Company affected a 1 for 4,000 reverse stock split effective January 7, 2005 and a 60 for 1 forward stock split effective June 24, 2003.

There were approximately 29 holders of record of the Company's common stock as of January 29, 2007. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Recent Sales of Unregistered Securities

We issued no shares of common stock during the three months ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2002 and 2003, and the consolidated balance sheet data at December 31, 2002, 2003 and 2004, are derived from our audited consolidated financial statements, which are not included in this Form 10-K, but which have previously been filed in our previous Form 10-KSB filings with the Commission for the years ended December 31, 2002, 2003 and 2004. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Consolidated Statements of Income Data:
Revenues	$2,661	$-0-	$317,595	$1,085,057	$ 1,762,241
Costs and expenses:
Cost of revenues
General and administrative expenses	1,336	1,163,215	168,807	1,634,466	1,911,461
Interest expense		19,434	5,182,355	6,960,806	1,392,390
Other expenses	22,560	129,300	166,851	346,909	509,929
Total costs and expenses	23,896	1,311,949	5,518,013	8,942,181	3,813,780
Net income (loss)	$21,235	$(1,311,949)	$(5,200,418)	$(7,857,124)	$ (2,051,539)
Net income (loss) per share (basic and diluted)	$(0.00)	$(0.01)	$(0.03)	$(0.05)	$ (0.01)

	As of December 31,
	2002	2003 2004		2005	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,201	$10,630	$9,110	$89,117	$66,175
Total assets	5,201	10,630	28,989	445,081	248,902
Total current liabilities	1,000	52,054	395,778	855,303	1,404,692
Total long-term liabilities	- 0 -	- 0 -	159,598	120,567	86,750
Total stockholders’ equity (deficit)	$5,201	$(41,424)	$(26,387)	$(530,789)	$(1,242,540

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATIONS

If the Company is unable to close the Merger (described above), the Company's goal will be to grow its operations by acquiring additional booting and/or parking companies in the Atlanta, Georgia area and possibly throughout the South East, which may include the acquisition of valet parking, parking management, parking control, or parking equipment companies, or possibly purchasing existing parking lots or lots which the Company can make into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make, but is expected to be substantial. As of the date of this filing, the Company has no definite plans for future acquisitions, or financing in place to complete any future acquisitions, if any. The Company believes it will require an additional $100,000 in funding to continue its business operations for the next 12 months at its current levels and approximately $250,000 within the next 12 months to expand its business operations, which there can be no assurances will be available through additional drawdown’s on the Hyde note.

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had net sales of $1,762,241 for the year ended December 31, 2006, compared to net sales of $1,085,057 for the year ended December 31, 2005, an increase in net sales of $677,184 or 62.4%. The increase in net sales was mainly due to new valet parking service contracts entered into during the end of 2005, which led to increased revenues for the year ended December 31, 2006, compared to the prior year.

We had total costs and expenses of $3,813,780 for the year ended December 31, 2006, compared to total costs and expenses of $8,942,181 for the year ended December 31, 2005, a decrease in total costs and expenses of $5,128,401 or 57.4% from the prior period. The decrease in total costs and expenses was mainly due to the decrease of $5,568,416 or 80% in interest expense, which was due to the beneficial conversion features on the Junior and Senior Convertible Debentures and the $255,383 or 36.1% decrease in professional and consulting fees, offset by an increase in compensation and benefits of $160,988 for the year ended December 31, 2006 from the year ended December 31, 2005, a $368,869 increase in lot lease expense for the year ended December 31, 2006 compared to the year ended December 31, 2005, and a $163,020 increase in other operating expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005.

We had a net loss of $2,051,539 for the year ended December 31, 2006, compared to a net loss of $7,857,124 for the year ended December 31, 2005, a decrease in net loss of $5,805,585 or 73.9% from the prior year. The decrease in net loss was mainly due to the $5,568,416 or 80% decrease in interest expense, in connection with the decrease in the beneficial conversion feature of the Junior and Senior Convertible Debentures, an increase in net sales of $677,184 and the decrease in professional and consulting fees of $255,383 or 36.1% for the year ended December 31, 2005 compared to the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of December 31, 2006 of $248,902, which included current assets of $66,175 relating to accounts receivable of $56,012 and cash of $10,163, equipment, net of depreciation of $30,030 and intangible assets, consisting of our covenant not-to-competes with various parties with whom we have purchased assets from in the past, including the former owner of the assets of Blue Sky and BH as described above, net of amortization of $152,697. This represented a decrease in total assets of $196,179 or 44% from total assets of $445,081 as of December 31, 2005, which decrease was mainly due to the $163,916 or 51.7% decrease in covenant-not-to-compete from covenant-not-to-compete of $316,613 as of December 31, 2005 to covenant-not-to-compete of $152,697 as of December 31, 2006, and the $67,500 decrease in prepaid consulting fees from prepaid consulting fees of $67,500 at December 31, 2005 compared to prepaid consulting fees of $0 at December 31, 2006.

Total current assets as of December 31, 2006 consisted solely of accounts receivable of $56,012 and cash of $10,163.

Equipment net of accumulated depreciation as of December 31, 2006 was $30,030, which included a Company van, booting equipment, and valet equipment including signs, key storage equipment and various other valet parking equipment.

Liabilities as of December 31, 2006 totaled $1,491,442, and included current liabilities of $1,404,692 and long term liabilities relating to loans payable of $86,750 which included amounts owed on an installment loan for equipment assumed in the ABS and BH acquisition transaction, amounts owed to a former shareholder in connection with the ABS and BH acquisition transaction, which amount is non-interest bearing and is payable at the rate of $2,778 per month, and amounts owed pursuant to our Junior Debentures, which are non-interest bearing, convertible into the Company's common stock (as described above under "Junior Debentures"), and are due January 31, 2010, less current portion of long-term debt.

Current liabilities, which increased $549,389 or 64.2% to $1,404,692 as of December 31, 2006, compared to current liabilities of $855,303 as of December 31, 2005 were mainly made up of $692,585 of accrued expenses, which was mainly due to approximately $480,000 owed to London pursuant to the Consulting Agreement, described above, as of December 31, 2006, and $584,618 of current portion of long-term debt, which included the $552,500 which we had borrowed under the Hyde note as of December 31, 2006, and certain amounts of accrued but unpaid interest on such note, which was payable in full on December 31, 2006, but which has since been extended by Hyde to December 31, 2007.

As of December 31, 2006, we had negative net working capital of $1,338,517 and an accumulated deficit of $15,190,930.

We had $73,329 of net cash used in operating activities for the year ended December 31, 2006, which was mainly due to $2,051,539 of net loss and $35,306 of accounts receivable, offset by $1,339,788 of beneficial conversion feature in connection with the Junior and Senior Debentures, $333,815 of accrued expenses, $174,787 of depreciation and amortization, $97,626 of accounts payable and $67,500 of amortization of prepaid consulting fees.

We had $1,550 in cash used in investing activities for the year ended December 31, 2006, which was from the purchase of fixed assets.

We had $90,398 of net cash provided by financing activities for the year ended December 31, 2006, which included proceeds from senior debenture of $132,500, which represented additional amounts borrowed under the Hyde note during the year ended December 31, 2006, which note had an outstanding balance of $552,500 as of December 31, 2006, and a $3,800 loan from officer, which represented amounts loaned to the Company from the Company's Chief Executive Officer, Marc Ebersole, which was offset by $40,603 of payments on debt.

We owed $552,500 in connection with the Hyde note as of December 31, 2006, and have borrowed an additional $40,000 under the Hyde note as of the filing of this report, bringing the balance of such note to $592,500, which note is due and payable on December 31, 2007, and bears interest at the rate of 10% per annum until paid, which amount is being accrued to date. The repayment of the Hyde note is secured by a security interest in all of our assets. The Hyde note is also convertible into shares of our common stock at any time at the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.025.

We owed $86,750 under our Junior Debentures as of December 31, 2006, which are described in greater detail herein, and which are non-interest bearing and due and payable on January 31, 2010. The Junior Debentures are convertible into shares of our common stock at the request of the holders, at the lesser of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.00025.

In January 2007, we borrowed $5,000 under a business line of credit with the Bank of America, which amount bears 18.24% interest per annum.

On January 12, 2007, we entered into a vehicle lease for a van to be used for parking services, which lease provides for us to pay $1,184 per month for a term of forty-seven (47) months.

Due to the $15,190,930 of accumulated deficit and negative working capital of $1,338,517 as of December 31, 2006, as well as the $592,500 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2007. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

AUDITED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(2005 and 2004 Restated)

CONTENTS
__________________________________________________________________________________________

Page
Reports of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 5

Consolidated Statements of Operations	F 6

Consolidated Statements of Cash Flows	F 7

Consolidated Statement of Stockholders’ Deficit	F 8

Notes to Consolidated Financial Statements	F 9

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Biostem, Inc.

We have audited the accompanying consolidated balance sheets of Biostem, Inc. as of December 31, 2006 and 2005 (restated), and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006 (2005 and 2004 restated). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostem, Inc. as of December 31, 2006 and 2005 (restated), and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 (2005 and 2004 restated) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the accompanying 2004 and 2005 consolidated financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred net losses of $2,051,539 in 2006, $7,857,124 in 2005 and $5,200,418 in 2004, has negative working capital of $1,338,517, and a stockholders’ deficit of $1,242,540 at December 31, 2006, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biostem Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to material weaknesses.

                                                                  /s/ Meyler & Company, LLC

Middletown, NJ
March 28, 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Biostem, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Biostem, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Biostem’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.
The Company’s financial and accounting organization was not adequate to support our financial accounting and reporting needs.  Specifically, the Company did not maintain a sufficient number of personnel with an appropriate level of accounting knowledge commensurate with the Company’s financial reporting requirements and in fact, none of the Company’s personnel have significant technical and reporting experience. The lack of a sufficient number of personnel with an appropriate level of accounting knowledge contributed to the control deficiencies noted in items 2 through 5 below.

2.
The Company did not maintain an Audit Committee, Compensation Committee, Code of Conduct or Ethics and/or a “whistle-blower” hotline.  The Company does not currently have an independent Audit Committee to provide oversight of the Company’s financial statements. Additionally, the Company does not currently have an independent Compensation Committee to provide oversight of executive compensation, a Code of Conduct and Ethics for senior management or employees, or a “whistle-blower” hotline to anonymously report suspicious activity.

3.
The Company does not maintain effective controls against the risk of fraud. Specifically, an inadequate number of controls exist to ensure that safeguarding of the Company’s assets and to address potential fraud; the Company has not completed a fraud risk assessment; neither a Code of Conduct or Ethics has been implemented for the Company’s senior management; the Company does not have an internal control department; and as stated above, no “whistle-blower” policy or hotline is in effect.

4.
The Company places an overwhelming amount of reliance on manual controls. In connection with management’s review of accounting procedures as of December 31, 2006, it was determined that 94% of controls were manual and that those manual controls were conducted infrequently, i.e. either monthly, quarterly, annually or on an unscheduled basis.

5.	Additional material weaknesses are present in the Company’s control framework, including that:
•	Cash is not adequately secured prior to depositing such cash in the bank;
•	Contracts are not properly executed before work under such contracts begin;
•	No controls exist to ensure that all revenue, accounts receivable and cash receipt transactions have been posted to the correct account or recorded in the prior period;
•	No controls exist to ensure that all expense, accounts payable and cash disbursement transactions have been posted to the correct account or recorded in the proper period;
•	No controls exist to ensure that fixed assets accounted for physically exist;
•	No controls exist to ensure that purchases have been properly approved or goods/services rendered; and
•	An inadequate number of employees has created issues regarding those employees separation of duties and job functions

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 28, 2007 on those consolidated financial statements.

In addition to the above material weaknesses identified by the Company, we identified the following specific misstatements which were subsequently corrected in the consolidated financial statements:

•	Revenues relating to certain booting contracts were initially not recorded by the Company.

•	Certain operating expenses were paid in cash without supporting documentation.

•	Amounts paid to the President of the Company were initially recorded as advances rather than as Compensation expense.

•	The Company restated its financial statements for the years ended December 31, 2005 and 2004 to account for beneficial conversion features on the senior and junior debentures.

In our opinion, management’s assessment that Biostem, Inc did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Biostem, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Biostem, Inc. and our report dated March 28, 2007 expressed an unqualified opinion with an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Meyler & Company, LLC

Middletown, NJ
March 28, 2007

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31,
2006	2005
(Restated)
CURRENT ASSETS
Cash	$10,163
Accounts receivable	56,012	$20,706
Prepaid consulting fees		67,500
Advance receivable-related party		911
Total Current Assets	$66,175	89,117

EQUIPMENT, net of accumulated depreciation
of $21,520 and $10,649	30,030	39,351

COVENANT NOT TO COMPETE, net of amortization
of $339,053 and $163,913	152,697	316,613
Total Assets	$248,902	$445,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft		$5,356
Accounts Payable	$125,207	27,581
Notes payable to an individual, unsecured	893	4,693
Accounts payable to related parties	1,389
Current portion of long-term debt	584,618	458,904
Accrued expenses	692,585	358,769
Total Current Liabilities	1,404,692	855,303

LONG-TERM DEBT
Loans payable, net of current portion	86,750	120,567

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
10,000,000 shares, none issued and outstanding
Common stock authorized 300,000,000
shares: par value $0.001: issued
and outstanding 175,218,044
shares at December 31, 2006 and 2005	175,218	175,218
Additional paid-in capital	13,773,172	12,433,384
Accumulated deficit	(15,190,930)	(13,139,391)
Total Stockholders' Deficit	(1,242,540)	(530,789)

Total Liabilities and Stockholders' Deficit	$248,902	$445,081

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

NET SALES	$1,762,241	$1,085,057	$317,595

COSTS AND EXPENSES
Compensation and benefits	737,974	576,986	80,216
Professional and consulting fees	451,827	707,210	12,385
Depreciation and amortization	174,787	173,915	11,871
Lot lease expense	527,863	158,994	49,226
Interest expense	1,392,390	6,960,806	5,182,355
Rent expense	19,010	17,361	15,109
Other operating expenses	509,929	346,909	166,851
Total Costs and Expenses	3,813,780	8,942,181	5,518,013

LOSS BEFORE PROVISION FOR INCOME TAXES	$(2,051,539)	$(7,857,124)	$(5,200,418)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,051,539)	$(7,857,124)	$(5,200,418)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	175,218,044	173,909,523	161,700,044

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,051,539)	$(7,857,124)	$(5,200,418)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	174,787	173,915	11,871
Amortization of prepaid consulting fees	67,500	22,500
Stock and warrants issued for services		302,700
Beneficial conversion feature	1,339,788	6,917,122	5,177,589
Change in operating assets and liabilities:
Accounts receivable	(35,306)	(17,061)	6,074
Accounts payable	97,626	24,096	3,485
Accrued expenses	333,815	396,903	4,766
Net cash provided by (used in) operating activities	(73,329)	(36,949)	3,367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,550)	(10,000)
Net cash used in investing activities	(1,550)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	2,301
Payments on notes payable to related parties		(30,000)	(9,638)
Proceeds from senior debenture	132,500	135,000
Payments on debt	(40,603)	(61,954)	(13,625)
Loan from individual	(3,800)	(6,007)	29,000
Net cash provided by used in financing activities	90,398	37,039	5,737

INCREASE (DECREASE) IN CASH	15,519	(9,910)	9,104

CASH (OVERDRAFT), BEGINNING OF PERIOD	(5,356)	4,554	(4,550)

CASH (OVERDRAFT), END OF PERIOD	$10,163	$(5,356)	$4,554

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of notes/loans for equipment			$40,000
Issuance of notes/loans for covenant-not-to-compete			491,750
Notes payable to related parties			(30,000)
Notes payable for equipment			(40,000)
Senior Secured Convertible Note			(275,000)
Junior Convertible Debenture			(86,750)
Note payable for non-compete-agreement			(100,000)

NON-CASH EXPENDITURES
Issuance of 1,500,000 shares of common stock
for prepaid consulting fees		90,000
Issuance of 1,000,000 warrants in connection
with merger agreement		42,900

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Restated)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Issuance of shares to stockholders	4,000	$4,000	$(3,000)		$1,000
Net income for year ended
December 31, 2002				$7,071	7,071
Balance, December 31, 2002	4,000	4,000	(3,000)	7,071	8,071

Reverse merger (Note A)
Exchange of shares	(4,000)	(4,000)	$4,000
Outstanding common stock of
BioStem, Inc.	1,200,000,000	1,200,000	747,611	(1,947,611)
Redemption of shares at merger	(1,199,699,956)	(1,199,700)	1,199,700
Capitalization of prior losses			(1,908,186)	1,908,186
Issuance of shares on merger	161,400,000	161,400	(161,400)
Net loss for year ended
December 31, 2003				(49,495)	(49,495)
Balance, December 31, 2003	161,700,044	161,700	(121,275)	(81,849)	(41,424)

Additional capital contributed
by stockholders			37,866		37,866
Beneficial conversion factor associated			5,177,589		5,177,589
with convertible debenture
Net loss for year ended
December 31, 2004				(5,200,418)	(5,200,418)
Balance, December 31, 2004	161,700,044	161,700	5,094,180	(5,282,267)	(26,387)

Issuance of stock for services	12,018,000	12,018	290,682		302,700
Issuance of stock for services	1,500,000	1,500	88,500		90,000
Issuance of warrants for services			42,900		42,900
Beneficial conversion factor associated
with convertible debenture			6,917,122		6,917,122
Net loss for year ended
December 31, 2005				(7,857,124)	(7,857,124)
Balance, December 31, 2005	175,218,044	175,218	12,433,384	(13,139,391)	(530,789)

Beneficial conversion factor associated
with convertible debenture			1,339,788		1,339,788
Net loss for year ended
December 31, 2006				(2,051,539)	(2,051,539)
Balance, December 31, 2006	175,218,044	$175,218	$13,773,172	$(15,190,930)	$(1,242,540)

See accompanying notes to financial statements.

BIOSTEM
(Formerly National Parking Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A - RESTATMENTS

The Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated to record the effects of the beneficial conversion features on the Senior and Junior Debentures and to reclassify warrants issued in 2005 from Accrued expenses to Additional paid-in capital. The effects of the restatements are presented in the following table:

	December 31, 2005		December 31, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Accrued Expenses	401,669	358,769	4,766	4,766
Additional Paid-in Capital	295,773	12,433,384	37,866	5,094,180
Accumulated Deficit	(1,044,680)	(13,139,391)	(104,678)	(5,282,267)

Interest Expense	43,684	6,960,806	4,766	5,182,355
Net Loss	(940,002)	(7,857,124)	(22,829)	(5,200,418)

Loss Per Share	(0.01)	(0.05)	(0.01)	(0.03)

The restatements related to the beneficial conversion features results in an increase in $6,917,122 and $5,177,589 in Interest expense and Additional paid-in capital in 2005 and 2004, respectively (See also Note J). The restatement related to the warrants results in a $42,900 decrease in Accrued liabilities and corresponding increase in Additional paid-in capital in 2005.

The Statement of Stockholders’ Deficit has been retrospectively restated to give effect to the stock split which occurred October 20, 2005. Additionally, the weighted average shares outstanding for the year ended December 31, 2004 were restated from 173,700,044 to 161,700,044 to reflect a typographic error.

NOTE B - MERGER AGREEMENT

Merger Agreement

On November 22, 2005, the Company entered into an Agreement and Plan of Merger with Cryobanks International Inc., a Delaware corporation ("Cryobanks"). Pursuant to the Merger Agreement, shares of common stock, warrants and preferred stock of Cryobanks which are issued and outstanding immediately prior to the effective date of the merger will be converted into the right to receive common stock of the Company. Pursuant to the merger, Cryobanks will be merged with and into BioStem Acquisition Company, Inc., a to be formed subsidiary of the Company and a Delaware corporation ("Acquisition Company") and Cryobanks shall be dissolved. The closing date of the merger is the business day after satisfaction or waiver of the conditions set forth below. (“Closing Date”)

Pursuant to the Merger Agreement, the aggregate number of shares of the Company issued and outstanding immediately prior to the closing shall be no more than 15,650,000 shares of common stock, and there shall be no more than 2,000,000 warrants outstanding which shall have an exercise price of $1.00 per share.

Among other conditions described in the Merger Agreement, a material condition to the effectiveness and closing of the merger is the successful completion of a financing by Cryobanks which results in net proceeds to Cryobanks of at least $10,000,000 pursuant to a Private Placement, which attempts to sell 10,000,000 shares of Cryobanks preferred stock to investors at $1.00 per share and warrants to purchase 3,000,000 shares of Cryobanks common stock, exercisable at $1.10 per share, on or before the closing date of the merger. The preferred shares issued by Cryobanks in such financing will be convertible into one share of the Company for each share of preferred stock issued to such investors. These Company shares (which are in addition to the 120,000,000 shares issued to the holders of Cryobanks common stock and warrants), and

NOTE B - MERGER AGREEMENT (Continued)

Merger Agreement (Continued)

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

The Merger Agreement stated that the agreement would terminate if the merger was not consummated by March 1, 2006, or by the mutual written consent of the Company and Cryobanks, or for any other reason as described in the Merger Agreement. Such agreement has been extended until March 31, 2007.

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

NOTE B - MERGER AGREEMENT (Continued)

Agreement to Purchase Subsidiaries and Cancel Shares

On November 22, 2005, the Chief Executive Officer, Marc Ebersole, and Directors, Scott Schweber and Christine Ebersole (the "Management Shareholders"), entered into an Agreement to Purchase Subsidiaries and Cancel Shares ("Spin-off Agreement"), with certain shareholders who hold Senior and Junior debentures with the Company (together with the Management Shareholders, the "Security Holders" as described below.) Pursuant to the Spin-off Agreement, the Security Holders agreed to cancel the shares of the Company's common stock which they held in return for the transfer to them of the Company's two wholly owned subsidiaries, ABS Holding Company (“ABS”) and BH Holding Company, Inc. (“BH”). Pursuant to the Spin-off Agreement, each Security Holder will receive one share of both ABS and BH for each four shares of the Company which they hold and the Company will then cancel each share of the Company's common stock which they held.

Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde, to which the Company currently owes $552,500 ($420,000 at December 31, 2005) in connection with a Senior Debenture, agreed to release the Company from any obligations under the Senior Debenture and in exchange for such release, ABS and BH would both assume 50% of the then outstanding under the Senior Debenture.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BioStem, Inc. (formerly National Parking Systems, Inc.) (the “Company”) presently provides parking and valet services to establishments and booting services to parking garages and lots in Atlanta, Georgia through its wholly owned subsidiaries: BH Holding Company, Inc., which owns J&K Parking, Inc., and ABS Holding Company, Inc. BH Holding Company, Inc. and ABS Holding Company, Inc. are Nevada Corporations and J&K Parking, Inc. is a Georgia Corporation. All of these companies were under the common control of one individual prior to the reverse merger.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reverse Merger

On January 13, 2005, the Company entered into a stock exchange agreement with Cascade Mountain Mining Company, Inc. (“Cascade”) which subsequently changed its name to National Parking Systems, Inc, and then BioStem, Inc. whereby Cascade issued 40,350,000 shares of its common stock to acquire BioStem, Inc. Additionally, Cascade authorized a 1 for 4,000 reverse split of its common stock prior to the merger. In connection with the merger, BioStem, Inc. became a wholly owned subsidiary of Cascade. Prior to the merger, Cascade was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, BioStem, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of Cascade resigned and were replaced with the officers and directors of BioStem, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of BioStem, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $2,051,539 in 2006, $7,857,124 in 2005 and $5,200,418 in 2004, has negative working capital of $1,338,517, and a stockholders’ deficit of $1,242,540 at December 31, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, the generating of revenue through its business, and the merger with Cryobanks International Inc. as discussed in Note G. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and loans payable approximate their fair value based upon management’s estimates using the best available information.

Property and Equipment and Depreciation

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.
Although there were common stock equivalents outstanding at December 31, 2006, they were not included in the calculation of earnings per share because they would have been considered antidilutive.

Revenue Recognition Policy

Revenue is recognized for the valet and parking establishments when the service is performed. Cash is collected immediately and deposited in the bank the next day. In connection with the booting services, revenue is recognized when the service is performed

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Impairment of Long-Lived Assets

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

Beneficial Conversion Features

The Company follows EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” in accounting for beneficial conversion features associated with its convertible debentures. A beneficial conversion feature is computed as the difference between the effective conversion price and the fair value of the stock at the commitment date multiplied by the number of shares which the security is convertible.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE D - EQUIPMENT

Equipment at December 31, 2006 and 2005 is as follows:

			Average
	2006	2005	Useful Life
Automobile	$15,000	$ 15,000	3
Booting equipment	26,550	25,000	10
Valet equipment	10,000	10,000	3
	51,550	50,000
Less: accumulated depreciation	(21,520)	(10,649)
	$30,030	$ 39,351

Depreciation expense of $10,871, $9,999 and $650 is included within Depreciation and amortization expense on the Statement of Operations for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE E - COVENANT-NOT-TO-COMPETE

On November 4, 2004 and prior to the reverse merger, Mr. Marc Ebersole, the Chief Executive Officer of National Parking Systems, Inc. formed two corporations: (1) BH Holding Company, Inc. (BH) and (2) ABS Holding Company, Inc. (ABS). Each company had 500 common shares outstanding.

On November 4, 2004, BH acquired J&K Parking, Inc. d/b/a B&H Parking. Mr. Ebersole, who owned 50% of B&H Parking, merged his interest in BH for a $30,000 promissory note for assets and a three year covenant not to compete. Since the company had no other assets, the value was placed on the covenant not to compete. BH acquired the other 50% from Mr. Ebersole’s partner for $200,000. Of this amount, $175,000 was loaned under the Senior Secured Convertible Debenture and the Company issued an additional $25,000 promissory note to Mr. Ebersole’s partner. No value was placed on the customer lists, the only other asset since the contracts were not binding on either party and were considered month to month.

On November 4, 2004, ABS acquired the assets of Blue Sky Parking, Inc. for $200,000. Blue Sky was primarily in the booting business. A value of $25,000 was placed on the booting equipment which was deemed to be the fair market value at date of acquisition. A payment of $100,000 was made from borrowings under the Senior Secured Convertible Promissory Note and ABS issued a $100,000 promissory note to the former owners. The purchase price of $200,000 contained a non-compete agreement. Blue Sky had two informal booting contracts and one was cancelled prior to acquisition. The other agreement was on a month to month basis.

The share exchange agreement exchanges all of the outstanding common stock of BH and ABS for 130,000,000 shares of National Parking Systems’, Inc. common stock. The share exchange agreement

NOTE E - COVENANT-NOT-TO-COMPETE (Continued)

contained a non-compete agreement. Additionally, the right to receive preferred stock of BH and ABS was exchanged for 31,000,000 shares of National Parking Systems’, Inc. common stock and a Junior Convertible Debenture in the amount of $86,750. These share exchange agreements contained non-compete agreements with the owners of the acquired business.

The following is a summary of the covenants not to compete at December 31, 2005 and 2004 :

	2006	2005
Covenants not to compete	$491,750	$491,750
Less: accumulated amortization	(339,053)	(175,137)
	$152,697	$316,613

Amortization expense of $163,916, $163,916 and $11,221 is included within Depreciation and amortization expense on the Statement of Operations for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization for 2007 is $152,697.

NOTE F - RELATED PARTY TRANSACTIONS

In connection with the original merger, the Company issued a $30,000 note to the President and Chief Executive Officer, who was also the majority owner of one of the companies acquired, for a non-compete agreement. The note is payable at the rate of $900 per month commencing December 1, 2004 with a final balloon payment due on November 1, 2005. The note is unsecured and bears interest at the rate of 18% per annum. During 2005, this amount was repaid. The President, at December 31, 2005, has an outstanding advance from the Company of $911 and a balance due from the company of $1,389 at December 31, 2006.

Professional and consulting fees in 2006 and 2005 to Hyde Investments, Ltd. (“Hyde”) and London Finance Group, Ltd. (“London”) which are under common control, amounted to $240,000 and $582,900 and interest of $48,122 and $41,455 was also incurred to Hyde in 2006 and 2005.

NOTE G - LONG-TERM DEBT

December 31,
	2006	2005
Installment loan payable, dated November 2, 2004, for equipment assumed in the merger. The loan is secured by a vehicle and is payable at $464
per month including interest of 6%.	$2,882	$8,832

Note payable, dated November 2, 2004, in connection with the merger to a former shareholder for $100,000 for a 3 year non-compete agreement.
The note is unsecured, non-interest bearing, and is payable in 36 months
at $2,778 per month.	29,236	63,889

Senior Secured Convertible Debenture dated October 15, 2004, maturing
October 15, 2005 to include advances not to exceed $1,000,000 with an interest rate of 10% per annum secured by all of the Company’s assets extended until December 31, 2007 under terms of “Agreement to
Extend Senior Convertible Debenture”. (See Note J - Commitments
and Contingencies)	552,500	420,000

NOTE G - LONG-TERM DEBT (Continued)

December 31,
	2006	2005
Junior Convertible Debentures in the amount of $86,750 due January 31,
2010. The Debentures are non-interest bearing and are convertible into the Company’s common stock. (See also Note J - Commitments
and Contingencies)	86,750	86,750
	671,368	579,471
Less: current portion	(584,618)	(458,904)

Long-term portion	$86,750	$120,567

NOTE H - INCOME TAXES

The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $652,000 and $328,000, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006 and, 2005.

The Company’s net operating loss carry forwards amounted to approximately $1,917,000 and $980,000 at December 31, 2006 and 2005 respectively, which will expire through 2021.

NOTE I - STOCKHOLDERS’ DEFICIT

The Company’s certificate of incorporation was amended January 4, 2005 to change the name of the company from Cascade Mountain Mining Company, Inc. to National Parking, Inc. Additionally, a 1 to 4,000 reverse stock split was effected. The financial statements give effect to these transactions.

In connection with the reverse merger, 161,400,000 shares of the Company’s common stock were issued to acquire National Parking, Inc.

In July 2005, the Company issued 12,000,000 shares under an approved S-8 stock plan to consultants for services rendered in connection with the Company’s reverse merger. The shares were valued at $0.25 per share. Accordingly, stock for services in the amount of $300,000 was recorded and included in professional and consulting fees expense.

In October 2005, the Company issued 18,000 shares of common stock to attorneys in consideration for legal services rendered to the Company. The shares were valued at $0.15 per share. Accordingly, stock for services in the amount of $2,700 was recorded and included in professional and consulting fees expense.

The Company affected a 4:1 forward stock split for shareholders of record as of October 20, 2005. All tabular data and EPS have been adjusted.

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

NOTE J - COMMITMENTS AND CONTINGENCIES

Senior Secured Convertible Debenture

On October, 15, 2004, the Company issued a Senior Secured Convertible Debenture which allows for the Company to borrow up to $1,000,000. $552,500 and $420,000 were outstanding at December 31, 2006 and 2005, respectively. The Debenture was due October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company. As a result of the extension, the due date was extended to December 31, 2007. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company’s assets. The Debenture, including accrued interest, is convertible into the Company’s common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10 (pre-split). The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company’s CEO.

The Company computed a beneficial conversion feature of $7,980,815, which consisted of $5,177,589, $1,463,438, and $1,339,788 in 2004, 2005, and 2006, respectively. This feature was determined by subtracting the effective conversion price of from the fair value of the Company’s stock at the dates of issuance, multiplied by the shares which the debenture is convertible according to the debenture agreements. The entire beneficial conversion is included in Interest Expense as the debenture is immediately convertible into common stock.

Junior Convertible Debenture

In connection with the merger, the Company issued $86,750 in 5 year Junior Convertible Debentures dated January 13, 2005. The Debentures are due January 31, 2010 and are non-interest bearing. The holder of the Debentures is entitled to convert the Debentures into common stock of the Company at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10 (pre-split).

The Company computed a beneficial conversion feature of $5,453,684 for the year ended December 31, 2005. This feature was determined by subtracting the effective conversion price of from the fair value of the Company’s stock at the dates of issuance, multiplied by the shares which the debenture is convertible according to the debenture agreements. The entire beneficial conversion is included in Interest Expense as the debenture is immediately convertible into common stock.

Warrant Agreements

In connection with the merger, the Company, on January 5, 2005, issued a warrant to London for 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share (pre-split). The warrants vest immediately and expire January 5, 2009. The warrants have participating rights should the Company file a registration statement with the Securities and Exchange Commission. The Company recorded $42,900 in professional and consulting fees, which represents the fair value of the warrants at the time services were performed.

The Company entered into a consulting agreement with Vijay Alimchandani, dba Financial Systems International (“Financial”), on November 11, 2005 which lasted until June 30, 2006. In connection with this agreement, the Company gave Financial a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants vested immediately and expire November 1, 2010. Since the Company did not complete the merger with Cryobanks by June 30, 2006, the Company has the right to purchase the warrant, along with the 1,500,000 shares issued to consultants in November of 2005 (see Note I), for $1,000. No expense was recorded for the warrants since they were determined to have no value at the time services were performed.

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreement

The Company, on January 5, 2005, entered into a 2 year consulting agreement with London for services relating to mergers, acquisitions, and the establishment of investment banking relationships. Under the terms of the consulting arrangement, the Company is to a) pay a non-refundable retainer of $5,000 per month, b) issue 3,000,000 shares of the Company’s common stock to be registered as promptly as possible but no later than the date the Company files its first registration statement, c) pay a fee of 10% of the consideration paid for any acquisition or sale by the Company and d) reimburse London for reasonable travel expenses. Additionally, the Company would issue to London a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share (pre-split). The common stock issuable upon exercise will be registered at the Company’s expense. The warrants vest immediately.

On November 23, 2005, the Company amended the London agreement to reduce the number of warrants to be issued from 4,000,000 post 4:1 forward split shares to 1,500,000 post 4:1 forward split shares, and increased the exercise price of those warrants from $0.025 to $1.00 per share. Additionally, the fee was increased to $20,000 per month and the expiration date extended to January 31, 2009. As of December 31, 2006 and 2005 the Company has accrued $480,000 and $240,000 respectively as consulting expense related to this agreement.

Employment Agreement

The Company, on December 1, 2004, entered into a 3 year employment agreement with the President and Chief Executive Officer. The agreement allows for an annual salary of $120,000 plus health benefits and an auto allowance.

Lease Agreement

On February 13, 2004, the Company entered into a 5 year lease agreement for its corporate headquarters. Rent expense was $19,010, $17,361, and $15,109 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company also has various equipment leases for surveillance cameras and automated parking stations.

License Agreements

On January 2, 2006, the Company entered into two separate three year license agreements to provide valet and other parking services at two locations in the Atlanta area. These agreements, with a 60 day cancellation clause, call for annual rental payments by the Company of $354,000 ($29,500 monthly) in exchange for managing, monitoring, and collection of all fees for the “work of the properties”. Lot rental expense including late fees as $356,000 for the year ended December 31, 2006.

The minimum annual rental payments for the agreements described above are as follows:

	2007	2008	2009	2010	Total
Rent Agreements	$18,047	$18,770	$4,738	-	$41,555
Equipment Leases	19,645	19,645	12,818	$990	53,098
License Agreements	354,000	354,000	-	-	708,000
	$391,692	$392,415	$17,556	$990	$802,653

NOTE K - CONCENTRATIONS

For the year ended December 31, 2006, approximately 23% of the Company’s sales were with one lot and approximately 51% were with three lots.

NOTE L - SEGMENT INFORMATION

The Company’s two reportable segments are Parking and Booting. In evaluating these segments, the Company analyzes Sales, Income (Loss) Before Depreciation, Amortization and Interest, and Net Income (Loss). The following summarizes the Company’s reportable segments.

	Parking	Booting	Corporate/ Eliminations	Total
2006
Net Sales	1,340,292	421,949	-	1,762,241
Income (Loss) Before Depreciation,
Amortization and Interest Expense	(185,358)	97,232	(396,236)	(484,362)
Depreciation and Amortization	(105,583)	(65,872)	(3,332)	(174,787)
Interest Expense	(4,480)	-	(1,387,910)	(1,392,390)
Net Loss	(295,421)	31,360	(1,787,478)	(2,051,539)
Total Assets	157,999	207,290	(116,387)	248,902

2005
Net Sales	676,622	408,435	-	1,085,057
Income (Loss) Before Depreciation,
Amortization and Interest Expense	(60,577)	97,834	(759,660)	(722,403)
Depreciation and Amortization	(105,584)	(65,832)	(2,499)	(173,915)
Interest Expense	(2,295)	(37)	(6,958,474)	(6,960,806)
Net Loss	(168,456)	31,965	(7,720,633)	(7,857,124)
Total Assets	225,812	208,945	10,324	445,081

2004

Net Sales	267,355	50,240	-	317,595
Income (Loss) Before Depreciation,
Amortization and Interest Expense	(11,187)	6,885	(1,890)	(6,192)
Depreciation and Amortization	(6,360)	(5,511)	-	(11,871)
Interest Expense	-	-	(5,182,355)	(5,182,355)
Net Loss	(17,547)	1,374	(5,184,245)	(5,200,418)
Total Assets	315,857	213,132	-	528,989

NOTE M - SUBSEQUENT EVENTS

The Company has entered into a vehicle lease agreement effective January 12, 2007. The agreement calls for annual rental payments by the company of $14,205 ($1,184 monthly) for a total of forty-seven months.

The Company has borrowed an additional $40,000 under the Senior Convertible debenture subsequent to December 31, 2006 bringing the total outstanding to $592,500.

NOTE M - SUBSEQUENT EVENTS (Continued)

The Company has borrowed $5,000 under a business credit line issued by the Bank of America. The annual percentage rate on this credit line is 18.24%.

NOTE N- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the unaudited quarterly financial information of the Company:

	12/31/06	9/30/06	6/30/06	3/31/06	Total
Net Sales	527,535	405,058	434,077	395,571	1,762,241
Net Loss	(741,666)	(278,727)	(501,544)	(529,602)	(2,051,539)

Loss Per Share	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

	12/31/05	9/30/05	6/30/05	3/31/05	Total
Net Sales	303,740	291,939	287,720	201,658	1,085,057
Net Loss	(1,617,504)	(407,655)	(101,402)	(5,730,563)	(7,857,124)
Loss Per Share	(0.01)	(0.01)	(0.01)	(0.03)	(0.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Exchange Act of 1934 as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

      Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Marc Ebersole, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2006, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation and the existence of certain material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

(b)     Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the oversight of the board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

(1)
Our financial and accounting organization was not adequate to support our financial accounting and reporting needs.  Specifically, we did not maintain a sufficient number of personnel with an appropriate level of accounting knowledge commensurate with our financial reporting requirements and in fact, none of our personnel have significant technical and reporting experience. The lack of a sufficient number of personnel with an appropriate level of accounting knowledge contributed to the control deficiencies noted in items 2 through 5 below.

(2)
We do not maintain an Audit Committee, Compensation Committee, Code of Conduct or Ethics and/or a “whistle-blower” hotline.  We do not currently have an independent Audit Committee to provide oversight of our financial statements. Additionally, we do not currently have an independent Compensation Committee to provide oversight of executive compensation, a Code of Conduct and Ethics for our senior management or employees, or a “whistle-blower” hotline to anonymously report suspicious activity.

(3)
We do not maintain effective controls against the risk of fraud. Specifically, an inadequate number of controls exist to ensure that safeguarding of our assets and to address potential fraud; we have not completed a fraud risk assessment; neither a Code of Conduct or Ethics has been implemented for our senior management; we do not have an internal control department; and as stated above, no “whistle-blower” policy or hotline is in effect.

(4)
We place an overwhelming amount of reliance on manual controls. In connection with our management’s review of accounting procedures as of December 31, 2006, it was determined that 94% of our controls were manual and that those manual controls were conducted infrequently, i.e. either monthly, quarterly, annually or on an unscheduled basis.

(5)	Additional material weaknesses are present in our control framework, including that:
• Cash is not adequately secured prior to depositing such cash in the bank;
• Contracts are not properly executed before work under such contracts begin;
• No controls exist to ensure that all revenue, accounts receivable and cash receipt transactions have been posted to the correct account or recorded in the prior period;
• No controls exist to ensure that all expense, accounts payable and cash disbursement transactions have been posted to the correct account or recorded in the proper period;
• No controls exist to ensure that fixed assets accounted for physically exist;
• No controls exist to ensure that purchases have been properly approved or goods/services rendered; and
• An inadequate number of employees has created issues regarding those employees separation of duties and job functions

     The control deficiencies in item (1) above, and to a lesser extent, the control deficiencies listed in items (2) through (5) above resulted in us filing our Annual Report on Form 10-KSB for the period ended December 31, 2005, past such deadline as required by the Securities and Exchange Commission, and caused us to file several other of our Quarterly Reports on Form 10-QSB on the extended deadline such reports are required to be filed with the Commission. Additionally, each of the control deficiencies described in items (1) through (5) above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described in Items (1) through (5) constitutes a material weakness to our controls over financial reporting.

    As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Meyler & Company, LLC, our independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses — The deficiencies set forth above have been noted by our management. Throughout fiscal 2007, we hope to put in place controls and procedures and/or plans of action to address the deficiencies set forth in items (1) through (5) above, of which there can be no assurance.

(c)  Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

Name	Age	Position

Marc Ebersole	49	Chief Executive Officer, President, Treasurer, Secretary and Director

Christine Ebersole	37	Director

Scott Schweber	46	Director

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

					Other
					Annual	Total
Name & Principal			Bonus		Compen-	Compen-
Position	Year	Salary($)	($)		sation	sation

Marc Ebersole (1)(2)	2006(1)	$58,808		$17,400	$-0-		$76,208
CEO, President	2005(1)	$125,000		$18,600	$17,400		$161,000
CFO (Principal Accounting	2004	$-0-	$	- 0 -	$ - 0-	$	- 0 -
Officer), Secretary,
Treasurer, and Director

Christine Ebersole	2006	$46,870		$-0-	$-0-		$46,870
Director

Scott Schweber	2006	$-0-		$-0-	$-0-		$-0-
Director

Ari Kaplan(2)	2004	$-0-		$-0 -	$ - 0 -	$	- 0 -
Former CEO and
Former Director

Wayne Daley(3)	2004	$56,000	$	- 0 -	$ - 0 -	$	- 0 -
Former CEO,
Former President
and Former Director

* Does not include perquisites and other personal benefits which amounts total less than 10% in aggregate of the executive’s total compensation as disclosed above. No executive officers were issued any restricted stock awards, options or SARs, LTIP payouts, non-equity incentive plan compensation, non-qualified deferred compensation, during the years presented above. Other than the executive officers named above, no officer of the Company made more than $100,000 during the years presented above.

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

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No non-executive members of our Board of Directors have ever received any compensation for any services performed in their capacity as a Director of the Company, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting of Marc Ebersole (our sole executive officer for the year ended December 31, 2006), Christine Ebersole (an employee of us) and Scott Schweber, determines the compensation given to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition, although we have not to date, our Board of Directors also reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. While our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Base Salary

The base salary of our sole executive officer, Marc Ebersole, our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, was established by the Employment Agreement which we entered into with Mr. Ebersole in December 2005, which base salary was established by evaluating the range of responsibilities of his positions, as well as the anticipated impact Mr. Ebersole could have in meeting our strategic objectives. The established base salary is then benchmarked to comparable positions with that of industry best practices. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with Mr. Ebersole’s base salary under his Employment Agreement, the Board of Directors reserves the right to give Mr. Ebersole incentive bonuses, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of Mr. Ebersole.

As of the date of this filing, no executive officers or Directors hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of December 31, 2006 or 2005.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for Chief Executive Officer) and the Company (in establishing compensation levels for other executives, if any) considers many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the valet parking and vehicle immobilization industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreement (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation will include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers and managers, the Company takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of January 29, 2007, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name	No. of shares	Percentage(1)

Marc Ebersole	122,000,000	69.6%

Christine Ebersole	4,000,000	2.3%

Scott Schweber	4,000,000	2.3%

All the officers	130,000,000	74.2%
and Directors
as a group (3 persons)

(1) Using 175,218,044 shares issued and outstanding as of January 29, 2007

Changes in Control of Registrant

At the Closing of the Merger (described above), of which there can be no assurance, it is anticipated that the officers and Directors of Cryobanks will become the officers and Directors of the Company until the earlier of their resignation or removal or until their respective successors are duly elected and qualified. It is possible that the officers and Directors of Cryobanks set forth below may change prior to the Closing of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for professional services rendered by the Company's principal accountants, Meyler & Company, LLC ("Meyler") for the audit of the Company's annual financial statements was $23,700 and $25,000, respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the Company's principal independent auditor Meyler, for the years ended December 31, 2006 and 2005, for review of the financial statements included in the Company's Form 10-QSB’s or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $13,000 and $10,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger

2.2(1)	Subsidiary Transfer Agreement

2.3(+)	First Amendment to Agreement and Plan of Merger

2.4(5)	Second Amendment to Agreement and Plan of Merger

10.1(2)	Stock Exchange Agreement

10.2(2)	Junior Convertible Debenture - The Morpheus Trust

10.3(2)	Junior Convertible Debenture - The Gateway Real Estate Investment Trust

10.4(2)	Junior Convertible Debenture - Picasso, LLC

10.5(2)	Junior Convertible Debenture - Burton Partners, LLC

10.6(2)	Junior Convertible Debenture - Livingston Investments, Ltd.

10.7(2)	Senior Secured Debenture with Hyde Investments, Ltd.

10.8(2)	Security Agreement

10.9(2)	Marc Ebersole's Employment Agreement

10.10(2)	Marc Ebersole's Covenant Not To Compete

10.11(2)	Consulting Agreement

10.12(2)	Warrant Agreement

10.13(3)	Addendum to Stock Exchange Agreement

10.14(3)	General Release and Settlement Agreement

10.15(4)	Consulting Agreement with Financial Systems International

10.16(4)	Warrant Agreement with Financial Systems International

10.17(4)	Agreement to Extend Senior Secured Convertible Debenture with Hyde

10.18(1)	Amendment to Consulting Agreement

10.19(6)	Third Amendment to Agreement and Plan of Merger

10.20(7)	Letter of Intent between Cryobanks and Samarium

10.21(7)	Amendment to Senior Debenture

10.22(8)	Fourth Amendment and Plan of Merger with Cryobanks

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to our Form 10-QSB filed on November 20, 2006, and incorporated herein by reference.

(7) Filed as exhibits to our Form 8-K filed on March 14, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our Form 8-K filed on March 22, 2007, and incorporated herein by reference.

* Filed herein.

Reports on Form 8-K:

We filed a report on Form 8-K during the period covered by this Annual Report on November 28, 2006, to report Cryobanks dissemination of a power point presentation in connection with the planned Merger.

We filed a report on Form 8-K subsequent to the period covered by this Annual Report on March 14, 2007, to report Cryobanks entry into the Letter of Intent with Samarium and our entry into the amendment to the Hyde Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BIOSTEM, INC.

DATED:   April 2, 2007
By: /s/ Marc Ebersole
Marc Ebersole
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                                      TITLE                                         DATE

/s/ Marc Ebersole                       Chief Executive Officer,                       April 2, 2007
Marc Ebersole                             Chief Financial Officer,
                                                      (Principal Accounting Officer)
                                                       Secretary, Treasurer and Director

/s/ Christine Ebersole                 Director                                                 April 2, 2007
Christine Ebersole