Form 10-Q
period 2007-03-31
BIOSTEM, INC.
filed 2007-05-15
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  __________________     to   _________________________

Commission file number: 000-49933

BIOSTEM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	95-4886472
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Hannover Park Road, Suite 120, Atlanta, GA 30350
(Address of principal executive offices)

(770) 650-1733
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 14, 2007, 175,218,044 shares of Common Stock of the issuer were outstanding (“Common Stock”).

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

Traditional Small Business Disclosure Format. Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	600	$10,163
Accounts receivable	48,240	56,012

Total Current Assets	48,840	$66,175

EQUIPMENT, net of accumulated depreciation
of $27,283 and $21,520	27,283	30,030

COVENANT NOT TO COMPETE, net of amortization
of $380,032 and $339,053	111,718	152,697
Total Assets	187,841	$248,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$3,898
Accounts Payable	39,898	$125,207
Notes payable to an individual, unsecured		893
Accounts payable to related parties	50,319	1,389
Current portion of long-term debt	610,557	584,618
Accrued expenses	820,841	692,585
Total Current Liabilities	1,525,513	1,404,692

LONG-TERM DEBT
Loans payable, net of current portion	86,750	86,750

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
10,000,000 shares, none issued and outstanding
Common stock authorized 300,000,000
Shares: par value $0.001: issued
and outstanding 175,218,044
shares at March 31, 2007 and December 31, 2006	175,218	175,218
Additional paid-in capital	13,773,172	13,773,172
Accumulated deficit	(15,372,812)	(15,190,930)
Total Stockholders' Deficit	(1,424,422)	(1,242,540)

Total Liabilities and Stockholders' Deficit	$187,841	$248,902

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
		(Restated)

NET SALES	$481,873	$395,571

COSTS AND EXPENSES
Compensation and benefits	209,642	164,356
Professional and consulting fees	160,743	98,343
Depreciation and amortization	43,726	43,687
Lot lease expense	116,384	107,741
Interest expense	14,367	373,970
Rent expense	4,185	4,269
Other operating expenses	114,709	132,807
Total Costs and Expenses	$663,756	925,173

LOSS BEFORE PROVISION FOR INCOME TAXES	(181,822)	(529,602)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(181,822)	$(529,602)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	175,218,044	175,218,044

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181,882)	$(529,602)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	43,726	43,687
Amortization of prepaid consulting fees		33,750
Stock and warrants issued for services
Beneficial conversion feature		362,907
Change in operating assets and liabilities:
Accounts receivable	7,771	(20,350)
Accounts payable	(85,309)	9,874
Accrued expenses	128,256	71,063
Net cash provided by (used in) operating activities	(87,438)	(28,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	50,319
Payments on notes payable to related parties	(1,389)	(1,200)
Proceeds from credit advances	5,000
Proceeds from senior debenture	40,000	50,000
Payments on debt	(19,953)	(9,725)
Loan to individual		8,500
Net cash provided by used in financing activities	73,977	47,575

INCREASE (DECREASE) IN CASH	(13,461)	18,904

CASH (OVERDRAFT), BEGINNING OF PERIOD	10,163	(5,356)

CASH (OVERDRAFT), END OF PERIOD	$(3,298)	$13,548

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - RESTATEMENT

The Company’s consolidated financial statements for the three months ended March 31, 2006 have been restated to record the effects of the beneficial conversion features on the Senior and Junior Debentures. The effect of the restatement is presented in the following table:

	March 31, 2006
	As	As
	Reported	Restated
Additional Paid-in Capital	$13,773,172	$14,136,079
Accumulated Deficit	(15,190,930)	(15,553,837)

Interest Expense	11,163	373,970
Net Loss	(166,685)	(529,592)

Loss Per Share	(0.01)	(0.01)

The restatements related to the beneficial conversion features result in an increase in $362,907 in Interest expense and Additional paid-in capital.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Biostem, Inc., annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative losses of $15,372,812 as at March 31, 2007 and has a stockholders’ deficit of $1,424,422 at March 31, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - DEBT

The Company has borrowed an additional $40,000 under the Senior Secured Convertible Debenture bringing the total to $592,500 at March 31, 2007. An additional $15,000 was borrowed on May 4, 2007. The due date of the Debenture is December 31, 2007. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company’s assets. The Debenture, including accrued interest, is convertible into the Company’s common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company’s CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

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

In October 2005, the Company's board of directors approved a 4:1 forward stock split for shareholders of record as of October 20, 2005. Unless otherwise stated all share amounts disclosed in this Form 10-Q retroactively take into affect the June 2003, 60:1 forward stock split, the January 2005, 1:4,000 reverse stock split, and the October 2005, 4:1 forward stock split (the "Stock Splits").

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

In connection with the Exchange Agreement, the Company also entered into a Security Agreement providing that the Senior Debenture shall be secured by all of the assets of the Company ("Security Agreement"). Pursuant to the Exchange, the Company's Chief Executive Officer, Marc Ebersole, who was the sole shareholder of the common stock of both ABS and BH prior to the Exchange, received 130,400,000 restricted shares of the Company's common stock in exchange for his shares of common stock of ABS and BH. Mr. Ebersole subsequently transferred 4,400,000 of those restricted shares to two individuals, and 4,000,000 restricted shares to his niece, Christine Ebersole, who is also an employee of the Company. Additionally, Morpheus, Livingston, Burton, Picasso and Gateway (the "Preferred Stock Sellers") each exchanged their right to receive 1,000 preferred shares of ABS and 1,000 preferred shares of BH to the Company, for 6,200,000 restricted shares of the Company's common stock and a $17,350 Junior Debenture, for an aggregate of 31,000,000 shares and $86,750 in Junior Debentures.

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

Pursuant to each Junior Debenture, the Preferred Stock Sellers can currently each convert their $17,350 Junior Debenture into 69,400,000 shares of the Company's common stock (347,000,000 in total), based on a conversion price of $0.00025, provided however, that under each Junior Debenture, no Preferred Stock Seller may hold more than 4.99% of the Company's outstanding common stock at one time. The total original amount of the Junior Debentures remains outstanding as of the filing of this report as none of the Junior Debenture holders have converted any of their Junior Debentures and no amount of the Junior Debentures has been repaid by us to date.

SENIOR DEBENTURE

In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. As of March 31, 2007, $592,500 had been advanced by Hyde pursuant to the Senior Debenture, which outstanding balance totals $607,500 as of the filing of this report. The Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005, to June 30, 2006, which date has further been extended verbally by Hyde to December 31, 2007.

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

DESCRIPTION OF THE COMPANY'S
CURRENT BUSINESSES FOCUS

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc., a Nevada corporation ("BH") and vehicle immobilization services which the Company operates through its wholly owned subsidiary ABS Holding Company, Inc., a Nevada corporation ("ABS"), described in greater detail below. Approximately seventy-five percent (75%) of the Company's revenues come from BH, with the remaining twenty-five percent (25%) coming from ABS.

The Company has a website at www.nationalparkingsystems.com, which website contains information the Company does not wish to be made a part of this filing.

BH HOLDING COMPANY, INC.

BH was incorporated in the State of Nevada on November 4, 2004. BH operates through its wholly owned subsidiary, J & K Parking, d/b/a B&H Parking, Inc., a Georgia corporation ("J&K") that specializes in valet parking services and was purchased by BH in November 2004. At the time J&K was purchased by BH, it was co-owned by the Company's Chief Executive Officer, Marc Ebersole, and Scott Pringle, who is unaffiliated with the Company. BH purchased J&K for a) $175,000 in cash, b) $25,000 in the form of a promissory note payable to Mr. Pringle, in connection with a Covenant Not to Compete, which has been paid in full, c) $30,000 in the form of a promissory note to Mr. Ebersole, which has been paid in full, and d) 10,000 shares of BH common stock which were issued to Mr. Ebersole, and later exchanged with the Company pursuant to the Exchange, for ownership of J&K (throughout this Form 10-Q, references to BH include J&K).

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

Insurance

Currently, BH employees park between 50,000 and 60,000 cars per week. Because of this, BH carries garage keeper's liability insurance on its parkers and operations, whereby BH is covered if any damage occurs to the cars they are parking or anything is stolen from the cars themselves. BH averages one claim a week for damage done to the cars they park, which is normally just dents or dings. The average claim made to BH is approximately $1,500. BH's current insurance carries a $2,500 deductible per claim. However, it has been BH's policy not to submit claims to its insurance company unless the estimated loss is greater than $5,000 and as a result, BH chooses to pay a significant amount of its claims itself, which currently average approximately $4,500 per month.

Employee Screening

Strangers trust BH employees with their cars and their belongings when they valet park with BH, because of this, BH takes precautions in who they hire to work as valets. BH screens potential employees by looking at their motor vehicle report, and will disqualify job candidates based on things like excessive speeding tickets and reckless driving charges.

ABS HOLDING COMPANY, INC.

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $10,936 remained outstanding as of March 31, 2007.

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

Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $607,500 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $607,500 outstanding under the Senior Debenture.

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

Pursuant to the Letter of Intent, subject to completion of due diligence, by Samarium, which originally was required to be completed within thirty days, but which has since been extended until April 30, 2007 and to June 15, 2007, pursuant to amendments to the Letter of Intent entered into between Cryobanks and Samarium. Samarium agreed to purchase $9,000,000 Class A Secured Convertible Debentures of Cryobanks, which are to bear interest at the rate of 10% per annum, are convertible into 7.5% of Cryobank’s outstanding common stock on a fully diluted basis, and are due and payable on December 31, 2008 (the “Samarium Debentures”). The Samarium Debentures automatically convert into registered shares of the Company’s common stock upon the completion of the Merger and the subsequent effectiveness of a registration statement on Form S-4 registering the shares which the Samarium Debentures are convertible into (the “Effectiveness Date”).

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

Amendment To Senior Debenture

In March 2007, with an effective date of December 31, 2006, the Company, ABS Holding Company, Inc. and BH Holding Company, Inc., our wholly owned subsidiaries, Marc Ebersole, our Chief Executive Officer and Hyde Investments, Ltd. (“Hyde”), entered into an “Amendment Dated as of 12/31/06 to Senior Secured Convertible Debenture” (the “Second Extension”), to amend the terms of our Senior Secured Convertible Debenture originally entered into with Hyde on October 15, 2004 (“Senior Debenture”). The Senior Debenture had a balance of $552,500 as of December 31, 2006, which pursuant to the then terms of the Senior Debenture was due and payable on December 31, 2006. Pursuant to the Second Extension the due date of the Senior Debenture was extended to December 31, 2007. Subsequent to December 31, 2006, we borrowed an additional $40,000 under the Senior Debenture, bringing the total outstanding amount of the Senior Debenture to $592,500 as of March 31, 2007, which amount has increased to $607,500 as of the filing of this report.

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

CRYOBANKS COMPETITION

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

PLAN OF OPERATIONS

If the Company is unable to close the Merger (described above), the Company's goal will be to grow its operations by acquiring additional booting and/or parking companies in the Atlanta, Georgia area and possibly throughout the South East, which may include the acquisition of valet parking, parking management, parking control, or parking equipment companies, or possibly purchasing existing parking lots or lots which the Company can make into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make, but is expected to be substantial. As of the date of this filing, the Company has no definite plans for future acquisitions, or financing in place to complete any future acquisitions, if any. The Company believes it will require an additional $120,000 in funding to continue its business operations for the next 12 months at its current levels and approximately $250,000 within the next 12 months to expand its business operations, which there can be no assurance will be available through additional drawdown’s on the Hyde note.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had net sales of $481,873 for the three months ended March 31, 2007, compared to net sales of $395,571 for the three months ended March 31, 2006, an increase in net sales of $86,302 or 21.8% from the prior period. The increase in net sales was mainly due to increased revenue from our Booting operations.

We had total costs and expenses for the three months ended March 31, 2007, of $663,756, compared to total costs and expenses of $925,173 for the three months ended March 31, 2006, a decrease in total costs and expenses of $261,417 or 28.3% from the prior period. The main reasons for the decrease in costs and expenses were a $359,603 or 96.2% decrease in interest expense, to $14,367 for the three months ended March 31, 2007, compared to $373,970 for the three months ended March 31, 2006, in connection with the beneficial conversion features on the Junior and Senior Convertible Debentures; and an $18,098 or 13.6% decrease in other operating expenses, to $114,709 for the three months ended March 31, 2007, compared to $132,807 for the three months ended March 31, 2006, which was offset by a $62,400 or 63.5% increase in professional and consulting fees for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, in connection with our Sarbanes Oxley Section 404 compliance expenses and increased expenses associated with being an Accelerated Filer; and a $45,286 or 27.6% increase in compensation and benefits for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

We had a net loss of $181,822 for three months ended March 31, 2007, compared to a net loss of $529,602 for the three months ended March 31, 2006, a decrease in net loss of $347,780 or 65.7%, which decrease was mainly due to the $86,302 or 21.8% increase in net sales, coupled with the $261,417 or 28.3% decrease in total costs and expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, which decrease was mainly caused by a $359,603 or 96.2% decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had $48,840 of current assets as of March 31, 2007, consisting of $600 of cash and $48,240 of accounts receivable. Current assets as of March 31, 2007, decreased $17,355 or 26.2% from current assets of $66,175 as of December 31, 2006, which decrease was due to a $9,563 or 94.1% decrease in cash and a $7,772 or 13.9% decrease in accounts receivable for March 31, 2007, compared to December 31, 2006.

We had $139,001 of non-current assets as of March 31, 2007, which included equipment, net of depreciation of $27,283, which included a Company van, booting equipment, and valet equipment including signs, key storage equipment and various other valet parking equipment, and covenant not to compete, net of amortized amount of $111,718 as of March 31, 2007.

We had total current liabilities of $1,525,513 as of March 31, 2007, which included current portion of long-term debt of $610,557, which included the $592,500 which we had borrowed under the Hyde note as of March 31, 2007, and certain amounts of accrued but unpaid interest on such note, which is payable in full on December 31, 2007; accrued expenses of $820,841, which was mainly due to approximately $560,000 owed to London pursuant to the Consulting Agreement, described above; accounts payable to related parties of $50,319 in connection with amounts advanced to us by our Chief Executive Officer, Marc Ebersole, which is not interest bearing, and is payable on demand; accounts payable of $39,898 and bank overdraft of $3,898. The current liabilities as of March 31, 2007 represented an increase in total current liabilities of $120,821 or 8.6% from total liabilities of $1,404,692 as of December 31, 2006, which increase was mainly due to a $128,256 or 18.5% increase in accrued expenses and a $48,930 increase in accounts payable to related parties, offset by an $85,309 or 68.1% decrease in accounts payable.

We had total non-current assets of $86,750, solely related to loans payable, net of current portion, relating to the amount owed under our Junior Debentures (described above).

We had a working capital deficit of $1,476,673 and a total accumulated deficit of $15,372,812 as of March 31, 2007.

We had $87,438 of net cash used in operating activities for the three months ended March 31, 2007, which included $181,882 of net loss, $85,309 of accounts payable, offset by $128,256 of accrued expenses, $43,726 of depreciation and amortization and $7,771 of accounts receivable.

We had $73,977 of net cash provided by financing activities for the three months ended March 31, 2007, which included $50,319 of related party advance, $40,000 of proceeds from the Hyde Note, $5,000 of proceeds from credit advances, $19,953 of payments on debt and $1,389 of payments on notes payable to related parties.

We owed $592,500 in connection with the Hyde note as of December 31, 2006, and have borrowed an additional $15,000 under the Hyde note as of the filing of this report, bringing the balance of such note to $607,500, which note is due and payable on December 31, 2007, and bears interest at the rate of 10% per annum until paid, which amount is being accrued to date. The repayment of the Hyde note is secured by a security interest in all of our assets. The Hyde note is also convertible into shares of our common stock at any time at the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.025.

We owed $86,750 under our Junior Debentures as of March 31, 2007, which are described in greater detail above, and which are non-interest bearing and due and payable on January 31, 2010. The Junior Debentures are convertible into shares of our common stock at the request of the holders, at the lesser of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.00025.

In January 2007, we borrowed $5,000 under a business line of credit with the Bank of America, which amount bears 18.24% interest per annum.

On January 12, 2007, we entered into a vehicle lease for a van to be used for parking services, which lease provides for us to pay $1,184 per month for a term of forty-seven (47) months.

Due to the $15,372,812 of accumulated deficit and negative working capital of $1,476,673 as of March 31, 2007, as well as the $607,500 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2007. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Through its assessment of our internal controls and procedures as of December 31, 2006, our management identified the following material weaknesses in our internal control over financial reporting, which weakness had not been addressed as of March 31, 2007:

(1)
Our financial and accounting organization is not adequate to support our financial accounting and reporting needs.  Specifically, we do not maintain a sufficient number of personnel with an appropriate level of accounting knowledge commensurate with our financial reporting requirements and in fact, none of our personnel have significant technical and reporting experience. The lack of a sufficient number of personnel with an appropriate level of accounting knowledge contributed to the control deficiencies noted in items 2 through 5 below.

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

(4)
We place an overwhelming amount of reliance on manual controls. In connection with our management’s review of accounting procedures as of December 31, 2006, it was determined that 94% of our controls were manual and that those manual controls were conducted infrequently, i.e. either monthly, quarterly, annually or on an unscheduled basis, and we do not believe that this percentage increased substantially, if at all during the three months ended March 31, 2007.

(5)	Additional material weaknesses are present in our control framework, including that:

• Cash is not adequately secured prior to depositing such cash in the bank;
•Contracts are not properly executed before work under such contracts begin;
•No controls exist to ensure that all revenue, accounts receivable and cash receipt transactions have been posted to the correct account or recorded in the prior period;
•No controls exist to ensure that all expense, accounts payable and cash disbursement transactions have been posted to the correct account or recorded in the proper period;
•No controls exist to ensure that fixed assets accounted for physically exist;

• No controls exist to ensure that purchases have been properly approved or goods/services rendered; and
• An inadequate number of employees has created issues regarding those employees separation of duties and job functions

The control deficiencies in item (1) above, and to a lesser extent, the control deficiencies listed in items (2) through (5) above resulted in us filing our Annual Report on Form 10-KSB for the period ended December 31, 2005, past such deadline as required by the Securities and Exchange Commission, caused us to file several other of our Quarterly Reports on Form 10-QSB on the extended deadline such reports are required to be filed with the Commission, and may have attributed to the errors in our audited financial statements for the periods ended December 31, 2004 and December 31, 2005, as well as our unaudited interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, and our unaudited interim consolidated financial statements for the quarters ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, which we believe can no longer be relied will need to be restated. Additionally, each of the control deficiencies described in items (1) through (5) above could result in a misstatement in our annual or interim consolidated financial statements moving forward that may not be prevented or detected. Management has determined that each of the control deficiencies described in Items (1) through (5) constitutes a material weakness to our controls over financial reporting.

The deficiencies set forth above have been noted by our management. Throughout fiscal 2007, we hope to put in place controls and procedures and/or plans of action to address the deficiencies set forth in items (1) through (5) above, of which there can be no assurance, and which control deficiencies have not been remedied as of March 31, 2007.

(b)  Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-Q before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Our business and the value of our common stock are subject to the following Risk Factors:

COMPANY RISK FACTORS

Need For Additional Financing.

The Company requires approximately $25,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owed $552,500 to Hyde as of December 31, 2006 and owes $607,500 to Hyde as of the filing of this report, in connection with its Senior Debenture (as described above), and approximately $540,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of March 31, 2007, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

We Have Outstanding Liabilities Which We Do Not Currently Have Financial Resources To Pay.

The Company currently owes $607,500 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on December 31, 2007. As of March 31, 2007, the Company had negative working capital of $1,476,673, $6,000 of cash on hand and a $3,898 bank overdraft and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $607,500 to repay the Senior Debenture on December 31, 2007, Hyde will be able to convert the Senior Debenture into shares of the Company's common stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.025. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's common stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

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

We Have Significant Debts For Which We Have Payment Obligations We May Not Meet.

We had total current liabilities of $1,525,513 at March 31, 2007. We had current assets of $48,840, a bank overdraft of $3,898 and negative working capital of $1,476,673 as of March 31, 2007. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

We Will Face Substantial Additional Expenses In The Future, Which Expenses We May Not Be Able To Afford, In Connection With The Fact That We Will Become An Accelerated Filer, And Therefore Be Required To Perform An Annual Report Of Our Controls And Procedures.

Since and including the filing of our Form 10-K for the year ended December 31, 2006, we have been classified as an "accelerated filer," are no longer be able to file small business reports, are required to file our quarterly reports within 40 days (subject to a five calendar day extension) of our year end and our annual reports within 75 days of our year end (subject to a 15 calendar day extension), and are required to conduct an annual assessment of our internal controls and procedures. We anticipate these increased and accelerated filing requirements will require us to expend substantial additional legal and accounting expenses. Furthermore, our management will likely need to devote a substantial amount of time to these new compliance and filing requirements, which could take away from the time they have to spend on company matters. Finally, the required testing of our internal controls by us and our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting which are deemed to be material weaknesses and may require us to expend additional substantial expenses in bringing such controls and procedures in check with the Commission's guidelines. If we are not able to file our quarterly and annual reports within the accelerated deadlines set forth by the Commission, and we fail to file such reports on a timely basis three (3) times in any twenty-four (24) month period, of which we have already been late once during the current twenty-four (24) month period, our securities will be de-listed from the OTC Bulletin Board and the value of our common stock could become worthless. Additionally, the significant additional time and expense our status as an "accelerated filer" will create for us and our management could take away from the time and capital we have to spend on our business operations and could cause the value of our common stock to decline in value. Furthermore, if we are found to have deficiencies in our controls and procedures, and are not able to comply with the requirements in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Commission or other regulatory authorities, which would likely require us to expend additional financial and management resources, which resources we may not have, and which may force us to curtail or abandon our business operations.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 and based on that evaluation and the existence of certain material weaknesses in our internal controls, concluded that such disclosure controls and procedures were not effective as of December 31, 2006. That conclusion was based on several weaknesses which were found in our internal control over financial reporting which are disclosed in greater detail in our Form 10-K for the year ended December 31, 2006, under the heading “Item 9A. Controls and Procedures.”

Although our management will attempt to address and eliminate those weaknesses during the 2007 fiscal year, until such weaknesses are addressed, if ever, they may prevent us from timely filing our periodic reports with the Commission (which could in turn force us to be delisted from the OTCBB, as described in greater detail below) or could result in a misstatement in our annual or interim consolidated financial statements (such as occurred for numerous of our previously filed financial statements, which we now believe will need to be restated, as described in greater detail above under “Controls and Procedures”), which could materially misstate one or many of our financial results or disclosures moving forward and could require that such financial information will need to be restated and/or corrected in the future. Until we address and correct the weaknesses in our internal controls, our financial statements may be materially incorrect and/or need to be corrected or restated in the future, which could cause us to expend substantial funds and resources in the correction and/or restatement of such financial information, if such errors or omissions are found, of which there can be no assurance. The required payment of such funds and/or the misstatement of our financial statements could cause the value of our common stock to decrease and/or become worthless and could also open us up to investor lawsuits, if investors purchase our common stock based on inaccurate or materially misleading financial information.

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

The Issuance And Sale Of Common Stock Underlying The Junior Debentures May Depress The Market Price Of Our Common Stock.

As of May 14, 2007, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

Our Auditors Have Expressed An Opinion That There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred a net loss of $2,051,539 for the year ended December 31, 2006, a net loss of $181,822 for the three months ended March 31, 2007, and because we had an accumulated deficit of $15,372,812 at March 31, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

If We Are Late Two More Times In Filing Our Quarterly Or Annual Reports With The SEC In The Current Twenty-Four (24) Month Period, Or Are Late Three Times In Any Subsequent Twenty-Four (24) Month Period, We Will Be De-Listed From The Over-The -Counter Bulletin Board.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-KSB for the period ending December 31, 2005, if we are late in our periodic filings two more times during the next four fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger

2.2(1)	Subsidiary Transfer Agreement

2.3(+)	First Amendment to Agreement and Plan of Merger

2.4(5)	Second Amendment to Agreement and Plan of Merger

10.1(2)	Stock Exchange Agreement

10.2(2)	Junior Convertible Debenture - The Morpheus Trust

10.3(2)	Junior Convertible Debenture - The Gateway Real Estate Investment Trust

10.4(2)	Junior Convertible Debenture - Picasso, LLC

10.5(2)	Junior Convertible Debenture - Burton Partners, LLC

10.6(2)	Junior Convertible Debenture - Livingston Investments, Ltd.

10.7(2)	Senior Secured Debenture with Hyde Investments, Ltd.

10.8(2)	Security Agreement

10.9(2)	Marc Ebersole's Employment Agreement

10.10(2)	Marc Ebersole's Covenant Not To Compete

10.11(2)	Consulting Agreement

10.12(2)	Warrant Agreement

10.13(3)	Addendum to Stock Exchange Agreement

10.14(3)	General Release and Settlement Agreement

10.15(4)	Consulting Agreement with Financial Systems International

10.16(4)	Warrant Agreement with Financial Systems International

10.17(4)	Agreement to Extend Senior Secured Convertible Debenture with Hyde

10.18(1)	Amendment to Consulting Agreement

10.19(6)	Third Amendment to Agreement and Plan of Merger

10.20(7)	Letter of Intent between Cryobanks and Samarium

10.21(7)	Amendment to Senior Debenture

10.22(8)	Fourth Amendment and Plan of Merger with Cryobanks

10.23*	Amendment to Letter of Intent between Samarium and Cryobanks

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as exhibits to our Form 8-K filed on March 14, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our Form 8-K filed on March 22, 2007, and incorporated herein by reference.

* Filed herein.

b)	REPORTS ON FORM 8-K

Reports filed during the three months ended March 31, 2007:

•	We filed a report on Form 8-K on March 14, 2007, to report Cryobanks’ entry into the Letter of Intent with Samarium and our entry into the amendment to the Hyde Note.

•	We filed a report on Form 8-K on March 22, 2007, to report our entry into the Fourth Amendment and Plan of Merger with Cryobanks.

Reports filed subsequent to the three months ended March 31, 2007:

•
We filed a report on Form 8-K on April 2, 2007, to report that our audited consolidated financial statements for the years ending December 31, 2004 and December 31, 2005, as well as our unaudited interim consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, and our unaudited interim consolidated financial statements for the quarters ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, could no longer be relied upon because of accounting errors and would need to be restated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             BIOSTEM, INC.

DATED: May 15, 2007	By: /s/ Marc Ebersole
Marc Ebersole
Chief Executive Officer, Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Director