Form 10-Q
period 2007-06-30
BIOSTEM, INC.
filed 2007-08-14
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(770) 650-1733
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 13, 2007, 175,218,044 shares of Common Stock of the issuer were outstanding (“Common Stock”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$4,654	$10,163
Accounts receivable	51,444	56,012

Total Current Assets	$56,098	$66,175

EQUIPMENT, net of accumulated depreciation
of $30,035 and $21,520	56,967	30,030

COVENANT NOT TO COMPETE, net of amortization
of $421,011 and $339,053	70,739	152,697
Total Assets	$183,804	$248,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$31,042
Accounts Payable	51,754	$125,207
Notes payable to an individual, unsecured	-	893
Accounts payable to related parties	97,819	1,389
Current portion of long-term debt	635,928	584,618
Accrued expenses	870,303	692,585
Total Current Liabilities	$1,686,846	1,404,692

LONG-TERM DEBT
Loans payable, net of current portion	94,535	86,750

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
10,000,000 shares, none issued and outstanding
Common stock authorized 300,000,000
Shares: par value $0.001: issued
and outstanding 175,218,044
shares at June 30, 2007 and December 31, 2006	175,218	175,218
Additional paid-in capital	13,773,172	13,773,172
Accumulated deficit	(15,545,967)	(15,190,930)
Total Stockholders' Deficit	(1,597,577)	(1,242,540)
Total Liabilities and Stockholders' Deficit	$183,804	$248,902

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

    CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

NET SALES	$ 459,078	$ 434,077	$ 940,951	$ 829,648

COSTS AND EXPENSES
Compensation and benefits	206,533	164,187	416,175	328,543
Professional and consulting fees	78,428	148,651	239,171	246,994
Depreciation and amortization	46,747	43,687	90,473	87,374
Lot lease expense	119,041	115,174	235,425	222,915
Interest expense	15,928	298,533	30,295	672,503
Rent expense	13,499	9,362	17,684	13,631
Other operating expenses	152,056	156,027	266,765	288,834
Total Costs and Expenses	632,232	935,621	1,295,988	1,860,794

LOSS BEFORE PROVISION
FOR INCOME TAXES	$ (173,154)	$ (501,544)	$ (355,037)	$ (1,031,146)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (173,154)	$ (501,544)	$ (355,037)	$ (1,031,146)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	175,218,044	175,218,044	175,218,044	175,218,044

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                                                                                                                                                            For the Six Months Ended June 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(355,037)	$(1,031,146)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	90,473	87,374
Amortization of prepaid consulting fees	-	67,500
Stock and warrants issued for services
Beneficial conversion feature		649,413
Change in operating assets and liabilities:
Accounts receivable	4,568	(27,548)
Accounts payable	(73,454)	40,502
Accrued expenses	177,718	154,090
Net cash provided by (used in) operating activities	(155,732)	(59,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(35,452)	-
Net cash used in investing activities	(35,452)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	97,819
Payments on notes payable to related parties	(1,389)	(2,100)
Bank overdraft	31,042
Proceeds from note payable	13,508
Proceeds from credit advances	5,000
Proceeds from senior debenture	81,000	70,000
Payments on debt	(41,305)	(19,450)
Loan to individual	-	8,500
Net cash provided by used in financing activities	185,675	56,950

DECREASE IN CASH	(5,509)	(2,865)

CASH (OVERDRAFT), BEGINNING OF PERIOD	10,163	(5,356)

CASH (OVERDRAFT), END OF PERIOD	$4,654	$(8,221)

See accompanying notes to financial statements.

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - RESTATEMENT

    The Company’s consolidated financial statements for the three and six months ended June 30, 2006 have been restated to record the effects of the beneficial conversion features on the Senior and Junior Debentures. The effect of the restatement is presented in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	As	As	As	As
	Reported	Restated	Reported	Restated

Additional Paid-in Capital	$12,796,291	$13,082,797	$12,796,291	$13,082,797
Accumulated Deficit	(13,884,031)	(14.170,537)	(13,884,031)	(14,170,537)

Interest Expense	12,027	298,533	23,090	672,503
Net Loss	(215,038)	(501,544)	(381,733)	(1,031,146)

Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

    The restatements relate to the beneficial conversion features which result in increases of $286,506 and $649,413 in Interest expense and Additional paid-in capital for the three and six month periods, respectively.  The “As Reported” numbers above reflect the beneficial conversion adjustment previously disclosed in the December 31, 2006 10-K.

NOTE B - BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Biostem, Inc., annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE C - GOING CONCERN

    As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,545,967 as of June 30, 2007 and has a stockholders’ deficit of $1,597,577 at June 30, 2007.  Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying

BIOSTEM, INC.
(Formerly National Parking Systems, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - GOING CONCERN (CONTINUED)

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

NOTE D – LONG-TERM DEBT

    The Company has borrowed an additional $41,000 under the Senior Secured Convertible Debenture bringing the total to $633,500 at June 30, 2007.  An additional $15,000 was borrowed on August 7, 2007.  The due date of the Debenture is December 31, 2007.  The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company’s assets.  The Debenture, including accrued interest, is convertible into the Company’s common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10.  The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company’s CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF BIOSTEM, INC. ("BIOSTEM", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

SENIOR DEBENTURE

In connection with the Exchange, the Company assumed ABS's and BH's obligations under a $1,000,000 Senior Secured Convertible Debenture, entered into between ABS, BH and Hyde Investments, Ltd. ("Hyde") as of October 15, 2004. As of June 30, 2007, $633,500 had been advanced by Hyde pursuant to the Senior Debenture, which outstanding balance totals $648,500 as of the filing of this report. The Company is obligated to pay interest on the outstanding amount of the Senior Debenture at the rate of Ten Percent (10%) per year, payable on the first day of each month, until the principal amount is paid in full or the total amount owed is converted. The maturity date of the Senior Debenture was October 15, 2005; however, the due date of the Senior Debenture was extended by Hyde and the Company, pursuant to an "Agreement To Extend Senior Secured Convertible Debenture," (the "Extension") entered into on October 1, 2005, to June 30, 2006, which date has further been extended verbally by Hyde to December 31, 2007.

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

DESCRIPTION OF THE COMPANY'S
CURRENT BUSINESSES FOCUS

The Company's focus is parking and parking related services, including valet parking services which the Company operates through its wholly owned subsidiary BH holding Company, Inc., a Nevada corporation ("BH") and vehicle immobilization services which the Company operates through its wholly owned subsidiary ABS Holding Company, Inc., a Nevada corporation ("ABS"), described in greater detail below. Approximately sixty-five percent (65%) of the Company's revenues come from BH, with the remaining thirty-five percent (35%) coming from ABS.

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

ABS HOLDING COMPANY, INC.

ABS, which is in the business of providing vehicle immobilization services to parking lot owners in Atlanta, Georgia, was incorporated in the State of Nevada on November 4, 2004. In November 2004, ABS purchased the assets of Blue Sky Parking, Inc. ("Blue Sky"). Blue Sky had obtained its assets from Advanced Booting Services, Inc., which was originally co-founded by the Company's Chief Executive Officer, Marc Ebersole, in November 1999, and later sold to Blue Sky, in August 2003. The assets of Blue Sky were purchased by ABS for $200,000, of which $100,000 was paid in cash and $100,000 in the form of a promissory note to Blue Sky. The $100,000 note bears no interest and is payable in thirty-six installments of $2,777.78, of which approximately $1,107  remained outstanding as of June 30, 2007, and which amount has been repaid to date.

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

Employees

BH currently employs eight (8) full-time employees and approximately one hundred and twenty (120) independent contractors, as valet parking personnel, although the number of parking personnel employed by BH varies seasonally.

ABS currently employs two (2) individual on a full-time basis, one (1) individual on a part-time basis and approximately eight (8) independent contractors who actually attach ABS's vehicle immobilization boots to the illegally parked vehicles.

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

The Merger Agreement originally was to terminate if the Merger had not been consummated by March 1, 2006, however this date was extended to June 30, 2006, pursuant to the First Amendment to Agreement and Plan of Merger entered into between Cryobanks and the Company as of March 1, 2006, to September 30, 2006, due to the Second Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company as of July 1, 2006, to March 31, 2007, pursuant to the Third Amendment to Agreement and Plan of Merger, entered into between Cryobanks and the Company effective as of September 30, 2006, and most recently, to June 30, 2007, pursuant to the Fourth Amendment to Agreement and Plan of Merger, which had an effective date of March 20, 2007.  The Merger did not occur by June 30, 2007, and as such, the original Merger Agreement has expired; however, the parties are currently in negotiations regarding i) the extension of the Merger effective as of the expiration date of the Merger Agreement, as amended and/or ii) the waiver of the expiration of such Merger Agreement.  The information below assumes that the parties will extend the Merger Agreement or otherwise enter into agreements to consummate the Merger in the future, of which there can be no assurance.

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

Assuming the Closing of the Merger, of which there can be no assurance, especially because the required closing date of the Merger has past and the Merger has not occurred, it is anticipated that the Company and Cryobanks will cause to be filed a registration statement on Form S-4 registering the issuance of the 120,000,000 shares to the Cryobanks shareholders. Notwithstanding this registration, all of the 120,000,000 shares to be issued shall be subject to a one year restriction against transfer, except for approximately 91,879,402 shares held by the majority shareholder of Cryobanks, which will be subject to a six-month lockup.

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

Additionally, pursuant to the Agreement to Purchase Subsidiaries and Cancel Shares, Hyde Investments, Ltd. ("Hyde"), which the Company currently owes $648,500 to in connection with the Senior Debenture, described above, has agreed to release the Company from any obligations under the Senior Debenture, upon the closing of the Merger, and that in exchange for such release, ABS and BH will both assume 50% of the $648,500 outstanding under the Senior Debenture.

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

RECENT EVENTS

Cryobank Letter of Intent

On January 31, 2007, Cryobanks International, Inc., a Delaware corporation (“Cyrobanks”), which had previously entered into an Agreement and Plan of Merger with us (the “Merger,” as described in greater detail above), entered into a Letter of Intent with Samarium Technology Group, Ltd. (the “Letter of Intent” and “Samarium”), which Letter of Intent was agreed to and accepted by Samarium on February 13, 2007, but which acceptance was not communicated to Cryobanks until February 28, 2007. The Merger, which is contingent upon Cryobanks raising at least $10,000,000 pursuant to a private placement was originally scheduled to terminate if the Merger had not been consummated by March 1, 2006 but through various amendments has been extended to June 30, 2007, which Merger did not occur as of the amended date and as such, may not occur in the future unless the parties agree to waive such required closing date.

Pursuant to the Letter of Intent, subject to completion of due diligence, by Samarium, which originally was required to be completed within thirty days, but which has since been extended until April 30, 2007 and to June 15, 2007, pursuant to amendments to the Letter of Intent entered into between Cryobanks and Samarium, which due diligence has now been completed, and which Letter of Intent may therefore have expired subject to the parties agreement to waive the prior expiration of the Letter of Intent, of which there can be no assurance.

Pursuant to the Letter of Intent, Samarium agreed to purchase $9,000,000 Class A Secured Convertible Debentures of Cryobanks, which are to bear interest at the rate of 10% per annum, are convertible into 7.5% of Cryobank’s outstanding common stock on a fully diluted basis, and are due and payable on December 31, 2008 (the “Samarium Debentures”). The Samarium Debentures automatically convert into registered shares of the Company’s common stock upon the completion of the Merger and the subsequent effectiveness of a registration statement on Form S-4 registering the shares which the Samarium Debentures are convertible into (the “Effectiveness Date”).

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

The Closing was expected to occur during the second quarter of 2007, which closing has not occurred to date.  As such, there can be no assurance that such Merger will close.  The Merger was planned to close subject to completion of due diligence by Samarium in its sole discretion, which was required to occur prior to June 15, 2007, which date has past, however, Samarium has conducted due diligence regarding the Merger and we anticipate that we will know if the Closing will occur within the next thirty (30) days. The provisions of any final Closing documents executed by Cryobanks and Samarium may or may not contain the terms and provisions described above and in the Letter of Intent, and may or may not be executed at all, as Samarium’s period of due diligence has expired as of the date of this filing.

Amendment To Senior Debenture

In March 2007, with an effective date of December 31, 2006, the Company, ABS Holding Company, Inc. and BH Holding Company, Inc., our wholly owned subsidiaries, Marc Ebersole, our Chief Executive Officer and Hyde Investments, Ltd. (“Hyde”), entered into an “Amendment Dated as of 12/31/06 to Senior Secured Convertible Debenture” (the “Second Extension”), to amend the terms of our Senior Secured Convertible Debenture originally entered into with Hyde on October 15, 2004 (“Senior Debenture”). The Senior Debenture had a balance of $552,500 as of December 31, 2006, which pursuant to the then terms of the Senior Debenture was due and payable on December 31, 2006. Pursuant to the Second Extension the due date of the Senior Debenture was extended to December 31, 2007. The total outstanding amount of the Senior Debenture was $633,500 as of June 30, 2007, which amount has since increased to $648,500 as of the filing of this report.

Amendment to Merger Agreement

On or about March 20, 2007, we entered into the “Fourth Amendment to Agreement and Plan of Merger,” with Cryobanks, whereby we amended the date Cryobanks was required to close the Merger by from March 31, 2007, to June 30, 2007. All other terms of the Merger Agreement remained the same as originally signed.  We have not as of the date of this filing entered into any other amendments or extensions of the Merger Agreement, but are in discussions with Cryobanks to further extend the required closing date of such Merger Agreement.  If Cyrobanks or Samarium is unwilling to further extend the required date of the Merger Agreement, such Merger will not occur and operations will continue as a valet parking and parking related services Company.

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

CRYOBANKS COMPETITION

Cryobanks has two categories of competitors. The first category is the personal storage for fee business. To date, this has been by far the most lucrative area of cord blood banking. For personal storage, a family will pay a large initial fee (usually $1,300 to $2,000) to process and store their cord blood for private use, plus an annual storage fee of approximately $95 to $150. The primary companies in this area are Cord Blood Registry and ViaCell. Cord Blood Registry. Cryobanks believes that the prices it charges for the storage of cord blood is competitive with other companies. Additionally, the other companies that offer this service are for-profit companies.

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

PLAN OF OPERATIONS

If the Company is unable to close the Merger (described above), the Company's goal will be to grow its operations by acquiring additional booting and/or parking companies in the Atlanta, Georgia area and possibly throughout the South East, which may include the acquisition of valet parking, parking management, parking control, or parking equipment companies, or possibly purchasing existing parking lots or lots which the Company can make into parking lots. The amount of money the Company will require for these acquisitions is dependent on what acquisitions the Company may choose to make, but is expected to be substantial. As of the date of this filing, the Company has no definite plans for future acquisitions, or financing in place to complete any future acquisitions, if any. The Company believes it will require an additional $150,000 in funding to continue its business operations for the next 12 months at its current levels and approximately $250,000 within the next 12 months to expand its business operations, not including any amounts which are due under the Hyde note, which there can be no assurance will be available on favorable terms, if at all.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had net sales of $459,078 for the three months ended June 30, 2007, compared to net sales of $434,077 for the three months ended June 30, 2006, an increase in net sales of $25,001 or 5.8% from the prior period. The increase in net sales was mainly due to increased revenue from our Booting operations.

We had total costs and expenses for the three months ended June 30, 2007, of $632,232, compared to total costs and expenses of $935,621 for the three months ended June 30, 2006, a decrease in total costs and expenses of $303,389 or 32.4% from the prior period. The main reasons for the decrease in costs and expenses were a $282,605 or 94.7% decrease in interest expense, to $15,928 for the three months ended June 30, 2007, compared to $298,533 for the three months ended June 30, 2006, in connection with the beneficial conversion features on the Junior and Senior Convertible Debentures; and a $70,223 or 47.2% decrease in professional and consulting fees, to $78,428 for the three months ended June 30, 2007, compared to $148,651 for the three months ended June 30, 2006 in connection with amortization of prepaid consulting fees;  which was offset by a $42,346 or 25.8% increase in compensation and benefits to $206,553 for the three months ended June 30, 2007, compared to $164,187 for the three months ended June 30, 2007, in connection with the increase in the number of employees.

We had a net loss of $173,154 for three months ended June 30, 2007, compared to a net loss of $501,544 for the three months ended June 30, 2006, a decrease in net loss of $328,390 or 65.5%, which decrease was mainly due to the $25,002 or 5.8% increase in net sales, coupled with the $303,389 or 32.4% decrease in total costs and expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had net sales of $940,951 for the six months ended June 30, 2007, compared to net sales of $829,648 for the six months ended June 30, 2006, an increase in net sales of $111,303 or 13.4% from the prior period. The increase in net sales was mainly due to increased revenue from our Booting operations.

We had total costs and expenses for the six months ended June 30, 2007, of $1,295,988, compared to total costs and expenses of $1,860,794 for the six months ended June 30, 2006, a decrease in total costs and expenses of $564,806 or 30.4% from the prior period. The main reasons for the decrease in costs and expenses were a $642,208 or 95.5% decrease in interest expense, to $30,295 for the six months ended June 30, 2007, compared to $672,503 for the six months ended June 30, 2006, in connection with the beneficial conversion features on the Junior and Senior Convertible Debentures; and a $22,069 or 7.6% decrease in other operating expenses, to $266,765 for the six months ended June 30, 2007, compared to $288,834 for the six months ended June 30, 2006, which was offset by a $87,632 or 26.7% increase in compensation and benefits to $416,175 for the six months ended June 30, 2007, compared to $328,543 for the six months ended June 30, 2006, in connection with the increase in the number of employees.

We had a net loss of $355,037 for the six months ended June 30, 2007, compared to a net loss of $1,031,146 for the six months ended June 30, 2006, a decrease in net loss of $676,109 or 65.6%, which decrease was mainly due to the $111,303 or 13.4% increase in net sales, coupled with the $564,806 or 30.4% decrease in total costs and expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had $56,098 of current assets as of June 30, 2007, consisting of $4,654 of cash and $51,444 of accounts receivable.

We had $127,706 of non-current assets as of June 30, 2007, which included equipment, net of depreciation of $56,967, which included a Company van, booting equipment, and valet equipment including signs, key storage equipment and various other valet parking equipment, and covenant not to compete, net of amortized amount of $70,739 as of June 30, 2007.

We had total current liabilities of $1,686,846 as of June 30, 2007, which included current portion of long-term debt of $635,928, which included the $633,500 which we had borrowed under the Hyde note as of June 30, 2007, and certain amounts of accrued but unpaid interest on such note, which is payable in full on December 31, 2007; accrued expenses of $870,303, which was mainly due to approximately $600,000 owed to London pursuant to the Consulting Agreement, described above; accounts payable to related parties of $97,819 in connection with amounts advanced to us by our Chief Executive Officer, Marc Ebersole, which is not interest bearing, and is payable on demand; accounts payable of $51,754 and bank overdraft of $31,042.

We had total non-current liabilities of $94,535, mainly related to loans payable, net of current portion, relating to the amount owed under our Junior Debentures (described above).

We had a working capital deficit of $1,630,748 and a total accumulated deficit of $15,545,967 as of June 30, 2007.

We had $155,732 of net cash used in operating activities for the six months ended June 30, 2007, which included $355,037 of net loss, and $73,454 of accounts payable, offset by $177,718  of accrued expenses, $90,473 of depreciation and amortization and $4,568 of accounts receivable.

We had $35,452 of net cash used in investing activities for the six months ended June 30, 2007, which was due solely to the purchase of fixed assets relating to the purchase of a truck, office furniture and booting equipment.

We had $185,675 of net cash provided by financing activities for the three months ended June 30, 2007, which included $97,819 of related party advance, $81,000 of proceeds from the Hyde Note, $5,000 of proceeds from credit advances, $41,305 of payments on debt, $13,508 of proceeds from note payable, and $1,389 of payments on notes payable to related parties.

We owed $592,500 in connection with the Hyde note as of December 31, 2006, and had borrowed an additional $41,000 under the Hyde note as of June 30, 2007, bringing the total to $633,500 as of June 30, 2007, and borrowed an additional $15,000 under the Hyde note as of August 13, 2007, bringing the current outstanding balance to $648,500.  The Hyde note is due and payable on December 31, 2007, and bears interest at the rate of 10% per annum until paid, which amount is being accrued to date. The repayment of the Hyde note is secured by a security interest in all of our assets. The Hyde note is also convertible into shares of our common stock at any time at the lower of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.025.

We owed $86,750 under our Junior Debentures as of June 30, 2007, which are described in greater detail above, and which are non-interest bearing and due and payable on January 31, 2010. The Junior Debentures are convertible into shares of our common stock at the request of the holders, at the lesser of (i) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the date of conversion or (ii) $0.00025.

In January 2007, we borrowed $5,000 under a business line of credit with the Bank of America, which amount bears 18.24% interest per annum.

On January 12, 2007, we entered into a vehicle lease for a van to be used for parking services, which lease provides for us to pay $1,184 per month for a term of forty-seven (47) months.

Due to the $15,545,967 of accumulated deficit and negative working capital of $1,630,748 as of June 30, 2007, as well as the $648,500 which we currently owe under the Hyde note and amounts owed to the Junior Debenture holders, we will require a substantial amount of additional funding to continue to meet our ongoing commitments throughout fiscal 2007. Meeting these commitments may be easier, assuming the Merger is finalized with Cryobanks, as pursuant to the Spinoff Agreement, certain of these liabilities will be assumed by our current officers and Directors and transferred to our current wholly owned subsidiaries which will be spun off into stand alone entities, of which there can be no assurance. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail, scale back, or abandon its current operations and/or its stem cell operations if the Merger closes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Through its assessment of our internal controls and procedures as of December 31, 2006, our management identified the following material weaknesses in our internal control over financial reporting, which weakness had not been addressed as of June 30, 2007:

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

(4)
We place an overwhelming amount of reliance on manual controls. In connection with our management’s review of accounting procedures as of December 31, 2006, it was determined that 94% of our controls were manual and that those manual controls were conducted infrequently, i.e. either monthly, quarterly, annually or on an unscheduled basis, and we do not believe that this percentage increased substantially, if at all during the six months ended June 30, 2007.

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

The deficiencies set forth above have been noted by our management. Throughout fiscal 2007, we hope to put in place controls and procedures and/or plans of action to address the deficiencies set forth in items (1) through (5) above, of which there can be no assurance, and which control deficiencies have not been remedied as of June 30, 2007.

(b)  Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fiscal quarter represented by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our business and the value of our common stock are subject to the following Risk Factors:

COMPANY RISK FACTORS

Need For Additional Financing.

The Company requires approximately $80,000 of additional financing to pay amounts owed in legal and accounting fees, which amounts the Company believes it will be able to pay from future sales revenue and future advances from Hyde, assuming the Company has approximately the same number of clients and receives approximately the same amount of income from its services, of which there can be no assurance. Additionally, the Company owed $552,500 to Hyde as of December 31, 2006 and owes $648,500 to Hyde as of the filing of this report, in connection with its Senior Debenture (as described above), and approximately $620,000 of consulting fees to London, in connection with the Consulting Agreement, described above as of June 30, 2007, which the Company currently does not have sufficient funds to repay. Additionally, the Company's current goal is to acquire or merge with a company in the stem cell business. The amount of money the Company will require for this acquisition or merger is dependent on what acquisition or merger the Company may choose to make. While the amount of additional financing the Company will require is currently unknown, the Company anticipates that it will require a substantial amount of additional financing. Currently, the Company does not have any commitments or identified sources of capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such financing, it may not be able to pay its continuing obligations, including its Senior Debenture with Hyde, and/or complete any acquisitions or mergers, and may be forced to curtail or abandon its business plan.

WE HAVE OUTSTANDING LIABILITIES WHICH WE DO NOT CURRENTLY HAVE FINANCIAL RESOURCES TO PAY.

The Company currently owes $648,500 to Hyde in connection with the Senior Debenture described above. The Senior Debenture is due and payable on December 31, 2007. As of June 30, 2007, the Company had negative working capital of $1,630,748, $4,654 of cash on hand and a $31,042 bank overdraft and had no commitments from any officers, directors or third parties to provide any financing to the Company. If the Company does not have the $648,500 to repay the Senior Debenture on December 31, 2007, Hyde will be able to convert the Senior Debenture into shares of the Company's common stock at the lesser of 30% of the average of the three lowest closing prices for the twenty (20) trading days proceeding the date of conversion or $0.025. If the Company is unable to extend or pay the Senior Debenture, Hyde could convert the Senior Debenture into shares of the Company's common stock and take substantial control of the Company. If this were to happen, the Company could be forced to abandon or curtail its operations and any investment in the Company could become worthless.

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

WE HAVE SIGNIFICANT DEBTS FOR WHICH WE HAVE PAYMENT OBLIGATIONS WE MAY NOT MEET.

We had total current liabilities of $1,686,846 at June 30, 2007. We had current assets of $56,098, a bank overdraft of $31,042 and negative working capital of $1,630,748 as of June 30, 2007. Based on our financial condition, there are substantial risks that we will not meet our payment obligations. If any of our creditors were to seek repayment of amounts outstanding, the Company may be forced to curtail or abandon its business and an investment in our Company could become worthless.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE JUNIOR DEBENTURES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 13, 2007, we had 175,218,044 shares of common stock outstanding. The Preferred Stock Sellers may convert their Junior Debentures into 347,000,000 shares of our common stock at a conversion price of $0.00025 per share, of which no shares have been issued as of the date of this report. Even though the Preferred Stock Sellers cannot own more than 4.99% of our outstanding common stock at any one time, they can continuously convert their debt and sell their sales over a period of time and stay below the 4.99% maximum ownership limit. As sequential conversions and sales take place, the price of our common stock may decline and other shareholders in the Company may have their shares diluted by the conversions of the Preferred Stock Sellers.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we incurred a net loss of $2,051,539 for the year ended December 31, 2006, a net loss of $355,037 for the six months ended June 30, 2007, and because we had an accumulated deficit of $15,545,967 at June 30, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

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

WE CURRENTLY HAVE A LIMITED, SPORADIC AND VOLATILE MARKET FOR OUR COMMON STOCK, WHICH MARKET WE ANTICIPATE REMAINING LIMITED, SPORADIC AND VOLATILE IN THE FUTURE.

We currently have a limited, sporadic and volatile market for our common stock, which we anticipate will be subject to wide fluctuations in response to several factors, including, but not limited to:

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

CRYOBANKS MUST COMPLETE A TEN MILLION DOLLAR PRIVATE PLACEMENT TO CLOSE THE MERGER.

The Agreement and Plan of Merger has various conditions precedent in order for the parties to effect the merger, one of which includes Cryobanks raising a minimum of $10,000,000 in a private placement. Although $-0- has been raised to date, Cryobanks has previously entered into a Letter of Intent with a third party to raise approximately $9,000,000 in funding as described above under “Recent Events.” In the event Cryobanks is successful in raising a minimum of $10,000,000 of which there can be no assurance, $5,000,000 of such funds will be used to redeem $5,000,000 of Cryobanks Series A Preferred Stock. As of the filing of this report, Cryobanks has not raised any of the $10,000,000 which it is required to raise prior to the closing of the Merger. Cryobanks may never raise any money in a private offering and as a result, the Merger may never close. If this were to happen, the value of our common stock could decrease in value and/or become worthless.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On or about May 23, 2007, our management became aware of certain unsolicited fax blast communications and a large advertisement in the USA Today, listing the Company’s name and including certain information regarding Cryobanks International, Inc.’s (“Cryobank’s”) proposed Merger with the Company.

Neither we nor our management were aware of, paid for, approved, and/or had any connection or knowledge of the unsolicited fax blast and USA Today advertisement discussing the Company and Cryobanks, prior to the release of such information.

We strongly caution potential investors against relying on any disclosures made in any faxes and/or advertisements they receive regarding the Company, which are not officially disseminated by the Company and/or filed on a reputable financial website such as Yahoo.com/finance or prnewswire.com, or similar websites. Furthermore, we strongly caution potential investors to read the Company’s latest SEC filings at www.sec.gov and to review the Company’s disclosures regarding its financial position and results of operations and the conditions precedent which must occur before the closing of the proposed merger with Cryobanks, before making any investment in the Company.

Furthermore, we would like to make it clear that the proposed Merger with Cryobanks is subject to Cryobanks raising a substantial amount of money and extending the date of Closing with Samarium, which to the best of our knowledge, Cryobanks has not raised the required capital to date and which extension with Samarium has not been reached, and as such, we can provide no assurances that the proposed merger will close and/or that our operations will ever change from our current parking and related services to cord blood storage and cell stem research.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger

2.2(1)	Subsidiary Transfer Agreement

2.3(+)	First Amendment to Agreement and Plan of Merger

2.4(5)	Second Amendment to Agreement and Plan of Merger

10.1(2)	Stock Exchange Agreement

10.2(2)	Junior Convertible Debenture - The Morpheus Trust

10.3(2)	Junior Convertible Debenture - The Gateway Real Estate Investment Trust

10.4(2)	Junior Convertible Debenture - Picasso, LLC

10.5(2)	Junior Convertible Debenture - Burton Partners, LLC

10.6(2)	Junior Convertible Debenture - Livingston Investments, Ltd.

10.7(2)	Senior Secured Debenture with Hyde Investments, Ltd.

10.8(2)	Security Agreement

10.9(2)	Marc Ebersole's Employment Agreement

10.10(2)	Marc Ebersole's Covenant Not To Compete

10.11(2)	Consulting Agreement

10.12(2)	Warrant Agreement

10.13(3)	Addendum to Stock Exchange Agreement

10.14(3)	General Release and Settlement Agreement

10.15(4)	Consulting Agreement with Financial Systems International

10.16(4)	Warrant Agreement with Financial Systems International

10.17(4)	Agreement to Extend Senior Secured Convertible Debenture with Hyde

10.18(1)	Amendment to Consulting Agreement

10.19(6)	Third Amendment to Agreement and Plan of Merger

10.20(7)	Letter of Intent between Cryobanks and Samarium

10.21(7)	Amendment to Senior Debenture

10.22(8)	Fourth Amendment and Plan of Merger with Cryobanks

10.23(9)	Amendment to Letter of Intent between Samarium and Cryobanks

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9) filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the Commission on May 15, 2007, and incorporated herein by reference.

* Filed herein.

b)	REPORTS ON FORM 8-K

Reports filed during the three months ended June 30, 2007:

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

•
We filed a report on Form 8-K on May 24, 2007, to caution investors not to rely in information in any unsolicited fax blasts and/or in the USA Today, which was not solicited by and/or approved by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             BIOSTEM, INC.

DATED: August 14, 2007	By: /s/ Marc Ebersole
Marc Ebersole
Chief Executive Officer, Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Director