Form 10-Q
period 2007-09-30
Joytoto USA, Inc.
filed 2007-11-14
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49933

Joytoto USA, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

3000 Scott Boulevard, Suite 206 Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code (408) 970-8050

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2007, there were 153,612,510 shares of common stock, par value $0.001, issued and outstanding.

JOYTOTO USA, INC.

PART I - FINANCIAL INFORMATION

Effective on October 31, 2007, the transaction described in Item 5 of this Quarterly Report was completed, and as a result, our name was changed to Joytoto USA, Inc., our business focus was changed, and our common stock commenced trading under the new symbol “JYTO.” However, the financial and other information set forth in this Quarterly Report pertains to our business operations during the quarterly period ended September 30, 2007.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$5,221	$10,163
Accounts receivable	66,074	56,012

Total Current Assets	$71,295	$66,175

EQUIPMENT, net of accumulated depreciation
of $34,726 and $21,520	52,276	30,030

INTANGIBLE ASSETS
Covenant not to compete, net of amortization
of $461,990 and $339,053	29,760	152,697
Total Assets	$153,331	$248,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$48,123	-
Accounts Payable	42,644	$125,207
Notes payable to an individual, unsecured	-	893
Accounts payable to related parties	126,003	1,389
Current portion of long-term debt	660,107	584,618
Accrued expenses	974,253	692,585
Total Current Liabilities	$1,851,130	1,404,692

LONG-TERM DEBT
Loans payable, net of current portion	93,303	86,750

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 authorized
10,000,000 shares, none issued and outstanding
Common stock authorized 300,000,000
Shares: par value $0.001: issued
and outstanding 175,218,044
shares at September 30, 2007 and December 31, 2006	175,218	175,218
Additional paid-in capital	13,773,172	13,773,172
Accumulated deficit	(15,739,492)	(15,190,930)
Total Stockholders' Deficit	(1,791,102)	(1,242,540)
Total Liabilities and Stockholders' Deficit	$153,331	$248,902

See accompanying notes to financial statements.

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

NET SALES	$482,558	$405,058	$1,423,508	$1,234,706

COSTS AND EXPENSES
Compensation and benefits	270,092	180,517	686,268	509,060
Professional and consulting fees	96,241	75,851	335,412	322,845
Depreciation and amortization	45,670	43,687	136,143	131,061
Lot lease expense	109,783	108,615	345,207	331,530
Interest expense	16,623	102,916	46,918	775,419
Rent expense	6,667	5,334	24,351	18,965
Other operating expenses	131,007	166,865	397,771	455,697
Total Costs and Expenses	676,083	683,785	1,972,070	2,544,577

LOSS BEFORE PROVISION
FOR INCOME TAXES	$(193,525)	$(278,727)	$(548,562)	$(1,309,871)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(193,525)	$(278,727)	$(548,562)	$(1,309,871)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	175,218,044	175,218,044	175,218,044	175,218,044

See accompanying notes to financial statements.

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548,562)	$(1,309,871)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	136,143	131,061
Amortization of prepaid consulting fees	-	67,500
Stock and warrants issued for services
Beneficial conversion feature	-	740,140
Change in operating assets and liabilities:
Accounts receivable	(5,277)	(12,065)
Accounts payable	(82,564)	83,465
Accrued expenses	281,669	233,017
Net cash (used in) operating activities	(218,591)	(66,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(35,452)	(1,550)
Net cash (used in) investing activities	(35,452)	(1,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from officer	126,002	11,589
Payments on notes payable to related parties	(1,389)	-
Bank overdraft	48,123	-
Proceeds from note payable	13,508	-
Proceeds from credit advances	5,000	-
Proceeds from senior debenture	106,000	80,000
Payments on debt	(43,357)	(29,475)
Loan to individual	(4,786)
Net cash provided by financing activities	249,101	62,114

DECREASE IN CASH	(4,942)	(6,189)

CASH (OVERDRAFT), BEGINNING OF PERIOD	10,163	(5,356)

CASH (OVERDRAFT), END OF PERIOD	$5,221	$(11,545)

See accompanying notes to financial statements.

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - RESTATEMENT

The Company’s consolidated financial statements for the three and nine months ended September 30, 2006 have been restated to record the effects of the beneficial conversion features on the Senior and Junior Debentures. The effect of the restatement is presented in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
	As	As	As	As
	Reported	Restated	Reported	Restated

Additional Paid-in Capital	$13,082,797	$13,173,524	$12,433,384	$13,173,524
Accumulated Deficit	(13,709,124)	(14,449,264)	(13,709,124)	(14,449,264)

Interest Expense	12,189	102,916	35,279	775,419
Net Loss	(188,000)	(278,727)	(569,731)	(1,309,871)

Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The restatements relate to the beneficial conversion features which result in increases of $90,727 and $740,140 in Interest expense and Additional paid-in capital for the three and nine month periods, respectively. The “As Restated” numbers above reflect the beneficial conversion adjustment previously disclosed in the December 31, 2006 10-K.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Biostem, Inc., Annual Report on Form 10-KSB for the year ended December 31, 2006.

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative losses of $15,739,492 as at September 30, 2007 and has a stockholders’ deficit of $1,791,102 at September 30, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - LONG-TERM DEBT

The Company has borrowed an additional $25,000 under the Senior Secured Convertible Debenture bringing the total to $658,500 at September 30, 2007. The due date of the Debenture is December 31, 2007. The Debenture bears interest at the rate of 10% per annum, and has a general security lien against all of the Company’s assets. The Debenture, including accrued interest, is convertible into the Company’s common stock at the lesser of a) 30% of the average of the three lowest closing prices in the twenty (20) trading days immediately preceding the conversion date or, b) $0.10. The Debenture contains restrictions on the issuance of additional shares of preferred or common stock, payment of dividends, or issuance of additional debentures without the consent of a majority of the Senior Convertible Debenture holders and is personally guaranteed by the Company’s CEO.

NOTE E - SUBSEQUENT EVENTS

On October 12, 2007 the Company entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company, and Joyon Entertainment Co., Ltd, a Korean company, to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc.

In order to complete the acquisition of JEI, we were also required to secure a release of the Company from the holders of our Senior Secured Convertible Debentures, as well as effect the conversion of our Junior Convertible Secured Debentures. Accordingly, we entered into an Agreement to Purchase Subsidiaries and Cancel Shares with Marc Ebersole (then our CEO and Director), Christine Ebersole (then a Director and employee), and Scott Schweber (then a Director), as well as the holders of our Senior Secured Convertible Debentures and our Junior Convertible Debentures (the “Subsidiary Purchase Agreement”). According to the Subsidiary Purchase Agreement, Marc Ebersole, Christine Ebersole and Scott Schweber (the “Management Shareholders”) released the Company from any and all claims they may have had against the Company and its lenders, and tendered to the Company a total of 130,000,000 shares of our common stock for cancellation. Our Senior Secured Debenture Holder released the Company from its obligations under the Senior Debenture, and such obligations will remain obligations of our two former subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. The holders of our Junior Convertible Debentures, which were convertible into 17,350,000 shares of common stock (after giving effect to the one-for-forty reverse split), converted their debentures into (i) 17,350,000 shares of common stock, (ii) were issued an additional 16,169,549 shares of common stock, and (iii) were issued warrants to purchase 21,000,000 shares of common stock at an exercise price of $0.10 per share (all amounts reflect issuances after giving effect to the above mentioned reverse stock split). Finally, we transferred 100% of the outstanding capital stock of our two operating subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. to the Management Shareholders and the holders of our Junior Convertible Debentures.

JOYTOTO USA, INC.
(Formerly Biostem, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E - SUBSEQUENT EVENTS (CONTINUED)

Effective on October 31, 2007, the Company’s name was changed to Joytoto USA, Inc. and its common stock commenced trading under the new symbol “JYTO”.

In November 2007, the Company agreed with the holder of our Senior Secured Debenture and the holders of our Junior Convertible Debentures that the variable conversion prices contained in such debentures would be deleted, effective as of the original issuance date of the debentures. This means that the Senior Secured Debentures were amended to be convertible at a fixed $0.10 per share, and the Junior Convertible Debentures were convertible at a fixed $0.001 per share, subject to adjustment as set forth in the anti-dilution provisions within such debentures (including, without limitation, the reduction of the fixed conversion price after giving effect to a four for one forward split of the Company’s common stock effected in 2005, and the recent one for forty reverse split of the Company’s common stock effective October 31, 2007).

A Pro Forma financial statement is presented as follows:

Joytoto USA, Inc.
(Formerly Biostem, Inc.)
Pro Forma Balance Sheet
As of October 31, 2007

	Biostem, Inc. June 30, 2007	Spin-out Adjustments	Biostem, Inc. Post Spin-Out	Joyon Entertainment Inc. June 30, 2007	Pro Forma Adjustments	Pro Forma Total October 31, 2007

ASSETS

CURRENT ASSETS
Cash	$4,654	(4,654)	$-	$10,172		$10,172
Accounts receivable	51,444	(51,444)	-	-		-
Loan receivable	-		-	11,500		11,500
Prepaid expenses	-		-	449		449

Total current assets	56,098		-	22,121		22,121

Property and equipment, net of accumulated
depreciation of $2,770	56,967	(56,967)	-	24,058		24,058

Other assets
Covenant not to compete, net of amortization
of $421,011	70,739	(70,739)	-	-		-
License agreements, net of accumulated
amortization of $210,731	-		-	16,272,269		16,272,269
Goodwill	-		-	52,912		52,912
Deposits	-		-	3,072		3,072

Total other assets	70,739		-	16,328,253		16,328,253

Total Assets	$183,804		$-	$16,374,432		$16,374,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Bank overdraft	$31,042	31,042	$-	$-		$-
Accounts payable	51,754	51,754	-	-		-
Accounts payable to related parties	97,819	97,819	-	-		-
Current portion of long-term debt	635,928	635,928	-	-		-
Accrued expenses	870,303	820,303	50,000	65,525		115,525
Due to affiliate	-		-	20,000		20,000

Total Current Liabilities	1,686,846		50,000	85,525		135,525

LONG-TERM DEBT
Loan payable, net of current portion	94,535	94,535	-	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 300,000,000 shares;
par value $0.001; 175,218,044 issued and
and outstanding at June 30, 2007and
153,612,510 shares issued and outstanding
at October 31, 2007	175,218	140,605	34,613	-	(119,000)	153,613
Common stock, authorized 370,000,000 shares;
par value $0.001; 65,001,000 issued and
outstanding at October 31, 2007	-			65,001	65,001	-
Additional paid-in-capital	13,773,172	(26,008,633)	39,781,805	16,518,000	(5,409,896)	61,709,701
Deficit accumulated during development stage	(15,545,967)	24,320,451	(39,866,418)	(294,094)	5,463,895	(45,624,407)

Total Stockholders’ Equity (Deficit)	(1,597,577)		(50,000)	16,288,907		16,238,907

Total Liabilities and Stockholders’ Equity (Deficit)	$183,804		$-	$16,374,432		$16,374,432

See accompanying notes to pro forma adjustments.

Notes:

1.	Cancellation of 1,500,000 shares of the Company’s common stock to a consultant in 2005.
2.
Spin out of the assets and liabilities of ABS Holding Company, Inc. and BH Holding Company, Inc. to a private company in consideration of 130,000,000 shares of the Company’s common stock held by management.

3.	Conversion of Junior Debentures into 694,000,000 shares of the Company’s common stock.
4.	Issuance of 646,781,960 shares (pre-split) of the Company’s common stock at the pre-reverse split market price of $0.04 per share to induce the Junior Debenture Holders to convert the debentures.
5.	To give effect to the 1:40 reverse split approved by the Board of Directors on October 31, 2007.
6.	To give effect to the reverse merger with Joytoto USA on October 31, 2007.
7.
In connection with the merger agreement, the Company issued 4,000,000 shares of the Company’s common stock as a transaction fee at the post-reverse split market price of $1.50 per share. Additionally, 4,000,000 warrants to acquire the Company’s common stock at $0.35 per share (post split) were issued to these consultants. The warrants vest immediately and are exercisable over a 7 year period.

8.
The Company entered into a two-year consulting agreement with London Finance Group commencing October 1, 2007. Under the consulting agreement, the Company is to pay London Finance Group a monthly retainer of $20,000, payable on the first day of the month beginning November 1, 2007. Additionally, the Company issued 3,400,000 warrants to acquire the Company’s common stock at $0.35 per share (post split) to London Finance Group. London Finance Group subsequently assigned 1,000,000 warrants to former management of the Company. These warrants vest immediately and are exercisable over a 7 year period.

9.
The Company issued 21,000,000 warrants to acquire the Company’s common stock at $0.10 per share (post split) to the former Junior Debenture Holders. These warrants vest immediately and are exercisable over a 7 year period.

10.	The fair values of the above $0.35 and $0.10 warrants were computed to be $1.26 and $1.43, respectively, using the Black-Scholes model using the following criteria.
a.	Expected life 7 years
b.	Risk free rate 4.20%
c.	Volatility 43.50%
d.	Dividend yield 0.00%
11.	No pro-forma profit and loss information is presented since the acquired company has had no operating results other than start-up expenditures and license amortization.

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Our focus is parking and parking related services, including valet parking services which we operate through our wholly owned subsidiary BH holding Company, Inc., a Nevada corporation (“BH”) and vehicle immobilization services which we operate through our wholly owned subsidiary ABS Holding Company, Inc., a Nevada corporation (“ABS”). Approximately sixty-five percent (65%) of our revenues come from BH, with the remaining thirty-five percent (35%) coming from ABS.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Introduction

Our net sales for the third quarter of 2007 were 19.1% greater than the third quarter of 2006, at $482,558 compared to $405,058. Our net sales for the third quarter of 2007 were 5.1% greater than the second quarter of 2007, which were $459,078. Our net sales increased during the third quarter of 2007 primarily because of increased revenue from our Booting operations.

Net Sales, Total Costs and Expenses, and Net Loss

Our net sales, total costs and expenses, and net loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change	3 Months Ended June 30, 2007

Net Sales	$482,558	$405,058	19.1%	$459,078
Total Costs and Expenses	676,083	683,785	(1.1%)	632,232

Net Loss	$(193,525)	$(278,727)	(30.6%)	$(173,154)

Total costs and expenses were $676,083 for the third quarter of 2007, a 1.1% decline compared to $683,785 for the third quarter of 2006. This decline for the third quarter of 2007 versus 2006 was primarily the result of a decline in interest expense. Total costs and expenses incurred during the three months ended September 30, 2007 and 2006, and June 30, 2007, were:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	3 Months Ended June 30, 2007

Compensation and Benefits	$270,092	$180,517	$206,533
Professional and Consulting Fees	96,241	75,851	78,428
Depreciation and Amortization	45,670	43,687	46,747
Lot Lease Expense	109,783	108,615	119,041
Interest Expense	16,623	102,916	15,928
Rent Expense	6,667	5,334	13,499
Other Operating Expenses	131,007	166,865	152,056

Interest expense was $16,623 for the third quarter of 2007, an 83.8% decline compared to $102,916 for the third quarter of 2006. This decline in interest expense for the third quarter of 2007 versus 2006 was primarily the result of beneficial conversion features on the Junior and Senior Convertible Debentures. An offset to this was a 49.6% increase in compensation and benefits due to an increase in the number of employees and a 26.9% increase in professional and consulting fees.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Introduction

Our net sales for the first nine months of 2007 were 15.3% greater than the first nine months of 2006, at $1,423,508 compared to $1,234,706. This increase for the first nine months of 2007 versus 2006 was primarily because of increased revenue from our Booting operations.

Net Sales, Total Costs and Expenses, and Net Loss

Our net sales, total costs and expenses and net loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change

Net Sales	$1,423,508	$1,234,706	15.3%
Total Costs and Expenses	1,972,070	2,544,577	(22.5%)

Net Loss	$(548,562)	$(1,309,871)	(58.1%)

Total costs and expenses were $1,972,070 for the first nine months of 2007, a 22.5% decline compared to $2,544,577 for the first nine months of 2006. This decline for the first nine months of 2007 versus 2006 was primarily the result of a decline in interest expense. Total costs and expenses incurred during the nine months ended September 30, 2007 and 2006, were:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change

Compensation and Benefits	$686,268	$509,060	$34.8%
Professional and Consulting Fees	335,412	322,845	3.9%
Depreciation and Amortization	136,143	131,061	3.9%
Lot Lease Expense	345,207	331,530	4.1%
Interest Expense	46,918	775,419	(93.9%)
Rent Expense	24,351	18,965	28.4%
Other Operating Expenses	397,771	455,697	(12.7%)

Interest expense was $46,918 for the first nine months of 2007, a 93.9% decline compared to $775,419 for the first nine months of 2006. This decline in interest expense for the third quarter of 2007 versus 2006 was primarily the result of beneficial conversion features on the Junior and Senior Convertible Debentures. An offset to this was a 34.8% increase in compensation and benefits due to an increase in the number of employees and a 28.4% increase in rent expense.

Liquidity and Capital Resources

Introduction

Our cash, accounts receivable, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007, as compared to December 31, 2006 and June 30, 2007, were as follows:

	Sept 30,	December 31,	June 30,
	2007	2006	2007

Cash	$5,221	$10,163	$4,654
Accounts receivable	66,074	56,012	51,444
Total current assets	71,295	66,175	56,098
Total assets	153,331	248,902	183,804
Total current liabilities	1,851,130	1,404,692	1,686,846
Total liabilities	1,944,433	1,491,442	1,781,381

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months. Our cash is utilized primarily for marketing, payroll, general and administrative expenses, and professional fees associated with being a public, reporting company. We anticipate fulfilling our cash needs primarily through the sale of our common stock or from loans from our officers. We do not anticipate any cash flows as a result of operations in the next twelve months.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006 were $(218,591) and $(66,753), respectively. For the nine months ended September 30, 2007, the net cash used in operations came primarily from a net loss of $548,562, an increase of $5,277 in accounts receivable, and a decrease of $82,564 in accounts payable. This was partially offset by depreciation and amortization and accrued expenses of $136,143 and $281,669, respectively.

Investing

Net cash provided by (used in) investing activities for the nine months ended September 30, 2007 and 2006 were $(35,452) and $(1,550), respectively.

Financing

Net cash provided by (used in) financing activities for the nine months ended September 30, 2007 and 2006 were $249,101 and $62,114, respectively. For the nine months ended September 30, 2007, the net cash provided by financing activities came primarily from a loan from an officer, bank overdraft, proceeds from a note, and borrowings from a senior debenture. This was partially offset by payments of $43,357 on existing debt.

Critical Accounting Policies

The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. We are not currently exposed to any material currency exchange risk.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

There are no material changes to the legal proceedings in our most recent Annual Report on Form 10-K.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by the Company during the three month period ended September 30, 2007.

ITEM 3 Defaults Upon Senior Securities

In October 2007, in connection with the negotiation of the conversion of our Junior Convertible Debentures, and the release of the Company from any liability arising from our Senior Secured Debenture, the Junior Debenture Holders alleged that the Company had defaulted under the Senior Secured Debentures by, among other items, (i) failing to secure the written consent of the holder of the Senior Secured Debenture in connection with certain actions, including a split of our common stock, and (ii) failing to pay the Senior Secured Debenture at its original June 30, 2007 maturity, even though the Company subsequently entered into an amendment extending the maturity date to December 31, 2007. Upon review of the various debentures, we agreed that there had been a technical default under the Senior Secured Debenture. Effective October 31, 2007, the holder of the Senior Secured Debenture released us from any liability under such debenture, and such debentures remained the liability of our two subsidiaries (which were divested) and our former CEO. In addition, the holders of our Junior Convertible Debentures converted all of such debentures. Accordingly, there is no remaining default as of October 31, 2007.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007, on October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company, and Joyon Entertainment Co., Ltd, a Korean company, to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc.

In order to complete the acquisition of JEI, we were also required to secure a release of the Company from the holders of our Senior Secured Convertible Debentures, as well as effect the conversion of our Junior Convertible Secured Debentures. Accordingly, we entered into an Agreement to Purchase Subsidiaries and Cancel Shares with Marc Ebersole (then our CEO and Director), Christine Ebersole (then a Director and employee), and Scott Schweber (then a Director), as well as the holders of our Senior Secured Convertible Debentures and our Junior Convertible Debentures (the “Subsidiary Purchase Agreement”). According to the Subsidiary Purchase Agreement, Marc Ebersole, Christine Ebersole and Scott Schweber (the “Management Shareholders”) released the Company from any and all claims they may have had against the Company and its lenders, and tendered to the Company a total of 130,000,000 shares of our common stock for cancellation. Our Senior Secured Debenture Holder released the Company from its obligations under the Senior Debenture, and such obligations will remain obligations of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. The holders of our Junior Debentures, which were convertible into 17,350,000 shares of common stock (after giving effect to the one-for-forty reverse split), converted their debentures into (i) 17,350,000 shares of common stock, (ii) were issued an additional 16,169,549 shares of common stock, and (iii) were be issued warrants to purchase 21,000,000 shares of common stock at an exercise price of $0.10 per share (all amounts reflect issuances after giving effect to the above mentioned reverse stock split). Finally, we transferred 100% of the outstanding capital stock of our two operating subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. to the Management Shareholders and the holders of our Junior Convertible Debentures.

Effective on October 31, 2007, the transaction was completed, our name was changed to Joytoto USA, Inc. and our common stock commenced trading under the new symbol “JYTO”.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joytoto USA, Inc.

Dated: November 13, 2007	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President