Form 10-K
period 2007-12-31
Joytoto USA, Inc.
filed 2008-04-16
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-49933

JOYTOTO USA, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

3000 Scott Boulevard, Suite 206 Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code (408) 970-8050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates: $25,098,132 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 38,612,510 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2008, there were 153,612,510 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Joytoto USA, Inc.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - BUSINESS

Business Overview

History and Development of the Company

Joytoto USA, Inc., formerly BioStem, Inc. (the “Company,” “we,” and “us”) was incorporated on November 2, 2001, in the State of Nevada, as Web Views Corporation. In June 2003, we acquired 100% of the issued and outstanding shares of Cascade Mountain Mining Corp., pursuant to an exchange agreement. As a result of the acquisition and the change in focus of our business, on June 17, 2003, we changed our name from Web Views Corporation to Cascade Mountain Mining Company, Inc.

On January 7, 2005, we changed our name from Cascade Mountain Mining Company, Inc. to National Parking Systems, Inc., in anticipation of an exchange agreement entered into on January 13, 2005, whereby we acquired 100% of the issued and outstanding shares of ABS Holding Company, Inc., a Nevada corporation and BH Holding Company, Inc., a Nevada corporation.

On November 18, 2005, we changed our name from National Parking Systems, Inc. to BioStem, Inc. in contemplation of the closing of an Agreement and Plan of Merger we had entered into with Cryobanks International, Inc., a stem cell company. Due to the failure of Cryobanks to satisfy certain conditions of the closing of such Agreement, we terminated the Agreement in September 2007, and sought a new acquisition.

On October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”), and Joyon Entertainment Co., Ltd, a Korean company, to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. Effective on October 31, 2007, our name was changed to Joytoto USA, Inc. and our common stock commenced trading under the new symbol “JYTO”.

We are a majority owned subsidiary of Joytoto Korea, a Korean public company traded on the KOSDAQ. We have one wholly-owned subsidiary, JEI, and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which are wholly-owned subsidiaries of JEI.

Products and Services

Our operations are organized into two business segments: Consumer Electronics and Video Games. Neither of our business segments has generated any revenues.

Consumer Electronics

Through our sub-subsidiary, JTI, we are a virtual, original equipment manufacturer (“OEM”) of consumer electronics for retailers located throughout the world. Effective on June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea, whereby JTI was appointed as the exclusive worldwide distributor of Joytoto Korea’s MP3 products and other consumer electronic devices. Joytoto Korea will complete all purchase orders existing or pending as of the date of the Exclusive Distributorship Agreement. In addition, Joytoto Korea will complete any additional purchase orders until such time as JTI is able to fulfill such orders, which is expected to be in the first quarter of 2008. It is anticipated that Joytoto Korea will transfer to JTI all of its MP3 products business as described in the Exclusive Distributorship Agreement at such time as we are able to fulfill all new purchase orders for such products. We hope to enter into direct contractual relationships with Joytoto Korea’s primary customers at that time.

In September 2006, Joytoto Korea entered into an agreement with Best Buy Co., Inc. (“Best Buy”) to develop and manufacture an MP3 player to be sold under Best Buy’s in-house brand, Insignia. To date, Joytoto Korea has developed three models of the Insignia MP3 player for Best Buy. Product features of the top of the line Insignia Pilot include:

•	8GB internal flash storage;
•	Built-in Bluetooth wireless audio that enables users to listen to music with compatible Bluetooth headphones;
•	2.4" high-resolution LCD color display with wide viewing angles;
•	Built-in digital FM tuner;
•	Secure digital card expansion slot for additional memory capacity;
•	High-speed USB 2.0 interface; and
•	PC and Mac compatible.

Retail prices for the Insignia Pilot line range from $179 for the 8 GB model to $139 for the 4 GB model. Prices for the Insignia Sport line range from $119 for the 4 GB model to $89 for the 2 GB model.

In February 2007, Joytoto Korea also entered into an OEM agreement to develop and manufacture 200,000 units of the IRiver X20 multi-media device for South Korean consumer electronics firm Reigncom. Product features of the X-20 include:

•	8GB internal flash storage holds MP3 files, photos and videos;
•	QVGA Color LCD with dynamic GUI (2.2 inch TFT-LCD);
•	Music: 22 hours/Video: 6 hours;
•	Built-in SD-Card Slot;
•	Firmware upgradeable; and
•	USB 2.0 interface, Ultra Fast Data Transfer.

As of December 31, 2007, Joytoto Korea had timely fulfilled its obligations under the Reigncom OEM agreement, but did not utilize our services because this agreement was already pending at the time we entered into our exclusive distributorship agreement with Joytoto Korea. Our parent company may do future business with Reigncom and we expect to be contracted by our parent company for any future work with Reigncom.

In addition to the relationships with Best Buy and Reigncom, we are actively seeking partnerships with other leading retailers and consumer electronics brands globally. We intend to expand our product offerings to include GPS devices, LCD displays, Bluetooth devices, digital picture frames, and other digital multimedia peripherals.

As a virtual OEM, we believe we benefit from a cost structure that does not include the overhead costs of manufacturing facilities and related personnel. Furthermore, we carry little inventory and are not responsible for returned goods. Joytoto Korea’s main contract manufacturing partner has built devices for Sandisk, Samsung, and Napster. The manufacturer currently delivers between 30,000 and 50,000 MP3 players to Joytoto Korea per month, with the ability to scale production on short notice.

Unlike retailers, whose core competency revolves around purchasing and reselling finished goods, Joytoto Korea’s value-added services include product development and supply chain management. Serving their customers as a supply channel partner, Joytoto Korea offers a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services. We intend to take over Joytoto Korea’s MP3 manufacturing and distribution business, and in support of these services, we currently maintain a staff of five employees and make use of Joytoto Korea’s staff of over 100 hardware, mechanical, and software engineers in Korea as well as quality control and quality assurance manufacturing support in China.

As of December 31, 2007, we did not have any revenues. Our parent company, Joytoto Korea, has a direct relationship with Best Buy and Reigncom, which can be assigned to us at any time without the need for their consent. We are currently developing our business plan and arranging for the necessary working capital financing to be able to take over those relationships from Joytoto Korea.

Video Games

Through our sub-subsidiary, JAI, we plan to operate an online game service in North America.

On April 18, 2007, JAI entered into a Master License Agreement with Joytoto Korea, and Joyon Entertainment Co., Ltd., a Korean company (collectively, the “Licensors”), whereby JAI acquired an exclusive license to operate an online game service, using four online video games developed by the Licensors, in the United States, for a period of ten years. In addition, JAI has the option to enter into an exclusive license to provide an additional twenty online video games through its online game service. A national appraisal firm, valued the online game license at more than $36,000,000.

Customers and Suppliers

Our target customers are value-added resellers (“VARs”) that sell consumer electronics worldwide. Best Buy and Reigncom, with which our controlling parent company, Joytoto Korea, has current agreements, or recently had agreements, are examples of VAR’s. In addition to our intent to take over Joytoto Korea’s relationships with Best Buy and Reigncom, we are actively seeking to develop partnerships with other leading retailers and consumer electronics brands globally.

The contract manufacturer currently delivers between 30,000 and 50,000 MP3 players to Joytoto Korea per month, with the ability to scale production on short notice. We regard Joytoto Korea’s relationship with its manufacturer, and the transfer of that relationship to our subsidiary, JTI, to be essential to our consolidated results of operations and do not currently have arrangements with other manufacturers to build and deliver our products.

Competition

Our business is extremely competitive, particularly with respect to prices, and, in certain instances, product availability. In addition, the market for the products we develop is subject to rapid technological change. We intend to compete with numerous OEM’s, many of which have significantly greater financial, technical, and marketing resources than we do.

Employees

We have five employees, all of which are full time.

ITEM 1A - RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors. However, since our operations are fairly new to us we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

If we are unable to maintain relationships with our suppliers, our business could be materially adversely affected.

Substantially all of our products are going to be manufactured by Joytoto Korea’s contract manufacturing partner. To the extent that manufacturer is unwilling to do business with us, or to continue to do business with us once we enter into formal agreements with it, our business could be materially adversely affected. In addition, to the extent that the manufacturer modifies the terms of any contract it may enter into with us (including, without limitation, the terms regarding price, rights of return, or other terms that are favorable to us), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

Our controlling parent company, Joytoto Korea, has contractual arrangements with only one customer at this time, and we intend to take over this contractual arrangement. If we are unable to take over this contractual arrangement, or future ones, either due to an inability to perform or unwillingness of the customers to accept us as the successor to Joytoto Korea, or if we lose these customer accounts before they generate any revenue, our business would substantially suffer.

Our controlling parent company, Joytoto Korea, currently has contractual relationships with Best Buy and Reigncom, neither of which has generated any revenue for us. The Reigncom agreement has been fulfilled by our parent company and we have not yet completed any work under the Best Buy arrangement. The loss of business from Best Buy, or the failure to establish direct contractual relationships between Best Buy and/or Reigncom and our JTI subsidiary before we generate revenues would substantially harm our business.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we intend to develop is very competitive and subject to rapid technological change. The prices for our intended products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. Further, our margins will be lower in certain geographic markets and certain parts of our business than in others. For example, the products we intend to sell in the Asian markets tend to have lower profit margins than in the United States. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in the products we intend to develop, or which Joytoto Korea has developed for value-added resellers. Our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

Our share ownership is concentrated.

Joytoto Co. Ltd., a Korean company, beneficially owns approximately 74.9% of our voting shares (including shares owned by its wholly-owned subsidiary, Joyon Entertainment Co., Ltd.). As a result, this stockholder can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, this stockholder may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of this stockholder may not always coincide with the interests of our other stockholders.

Our non-U.S. locations may represent a significant portion of our sales, and consequently, we may be exposed to risks associated with operating internationally.

As a result of our intended foreign sales and locations, and our relationships with foreign suppliers and potential foreign customers, our operations may be subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;
•	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value-added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations; and
•	potential military conflicts and political risks.

While we intend to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, we cannot ensure that such measures will be adequate.

When we make acquisitions, we may not be able to successfully integrate them or attain the anticipated benefits.

We intend to acquire other businesses that are synergistic with ours. If we are unsuccessful in integrating our acquisitions, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We will rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for raw materials, production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of raw materials from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could harm our operations.

The majority of our manufacturing will be conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government resulting in changes in laws or regulations, our interpretation of laws or regulations, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 - PROPERTIES

Joytoto America, Inc., a wholly-owned subsidiary of Joyon Entertainment, Inc., leases approximately 1,800 square feet of office space in Santa Clara, California, for $3,072 per month pursuant to the terms of a one (1) year lease agreement commencing March 1, 2007 and ending March 1, 2008.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to, or threatened by, any litigation or procedures.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board.  Our trading symbol was changed to JYTO effective October 31, 2007.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, plus the first quarter of 2008, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2005	First Quarter	$4.90	$0.001
	Second Quarter	$3.00	$1.50
	Third Quarter	$5.20	$1.25
	Fourth Quarter	$5.75	$0.05

2006	First Quarter	$6.95	$2.40
	Second Quarter	$4.20	$1.25
	Third Quarter	$2.85	$1.50
	Fourth Quarter	$3.90	$0.87

2007	First Quarter	$2.33	$0.35
	Second Quarter	$2.46	$0.21
	Third Quarter	$0.22	$0.06
	Fourth Quarter	$2.00	$0.00

2008	First Quarter	$0.95	$0.30
	Second Quarter (through April 11, 2008)	$0.68	$0.30

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

There are currently warrants outstanding to acquire an aggregate of 21,000,000 shares of our common stock at an exercise price of $0.10 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 7,400,000 shares of our common stock at an exercise price of $0.35 per share which were issued to three consultants as part of the acquisition of JEI.

The number of holders of record of shares of our common stock is one hundred five (105).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

On October 31, 2007, we divested our two subsidiaries and acquired Joyon Entertainment, Inc., and its two wholly-owned subsidiaries, Joytoto America, Inc. and Joytoto Technologies, Inc. The discussion below concerns the business operations of our new subsidiaries, which are engaged in the business of providing online gaming services and MP3 and other technical products.

Results of Operations

Introduction

Our business is conducted through our two wholly-owned subsidiaries, Joytoto America and Joytoto Technologies. Both were acquired by Joyon Entertainment, Inc., in the second quarter of 2007, and both were formed in the third quarter of 2006, and thus we have no operations, other than some simple formation activities, for comparison purposes in prior periods. We have no revenues for any periods. We anticipate that we will have revenues beginning in 2008, but that we will continue to operate at a loss until at least the fourth quarter of 2008. There can be no assurance, however, that we will achieve all or any part of our anticipated revenue goals. All of our revenue goals are based on the assumption that Joytoto Korea will transfer its MP3 products business to our subsidiary, Joytoto Technologies, pursuant to our Exclusive Distributorship Agreement, however, this transfer cannot be assured, and if this transfer does take place, it cannot be assured that the transfer will be successful, or that the suppliers of our products will accept us as their customer, or the purchasers of our products will accept us as their supplier.

Year ended December 31, 2007 and the Period from December 6, 2006 (Inception) to December 31, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2007 and for the period from December 6, 2006 (Inception) to December 31, 2007 are as follows:

	Year Ended December 31, 2007	For the Period December 6, 2006 (Inception) to December 31, 2006	For the Period December 6, 2006 (Inception) to December 31, 2007

Revenue	$-	$-	$-
Selling, general and administrative	120,534,078	5,001	120,539,079
Depreciation	5,806	-	5,806
Amortization	1,061,786	-	1,061,786
Total costs and expenses	121,601,670	5,001	121,606,671

Net Loss	$(121,601,670)	$(5,001)	$(121,606,671)

We have not had any revenues since our inception, and therefore no cost of sales. For the year ended December 31, 2007 our selling, general and administrative expenses of $120,534,078 consisted primarily of $75,000,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $45,275,200 in warrant issuances, $48,000 of payroll expenses, and $18,124 of rent expense. For the period from December 6, 2006 (Inception) to December 31, 2006, our selling, general and administrative expenses consisted solely of $5,001 in professional fees. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life (see Note F to the enclosed consolidated financial statements).

Net Loss

Because we have had no revenues for the periods discussed, our total costs and expenses for each period is equal to our net loss for the same period.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. We have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

Cash Requirements

For the year ended December 31, 2007, we had a net loss from operations of ($46,601,670). This was offset by depreciation and amortization of $1,067,592, stock based compensation of $45,245,700, a decrease in prepaid expenses of $1,710, an increase in accrued expenses of $85,122, and an increase in the amount due to an affiliate (Joytoto Korea) of $105,061, for total cash used in our operating activities of $99,905.

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

We had no revenues for the year ended December 31, 2007, and thus generated no cash from operations.

Investments

We increased our cash by $48,210 as a result of the acquisition of Joytoto America and Joytoto Technologies.

Financing

Our cash flows from financing activities totaled $51,695, from $50,000 in loan proceeds and $1,695 from our bank overdraft account.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Valuation of License Agreements

The company accounts for goodwill and license agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.  Intangible assets and license agreements, other than goodwill, with definite lives will be amortized over their useful lives ranging from 3 to 10 years. The company periodically evaluates the reasonableness of the useful lives of these intangible assets.  The license agreements were valued on our balance sheet as follows:

A. Upon execution of the Master License Agreement the Company issued Joyon Korea thirty million (30,000,000) common shares as consideration. Prior to the acquisition of the Master License Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share. Accordingly, the shares issued for the license were valued at $0.1799 per share.

B. Prior to the acquisition of the Exclusive Distributorship Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share. Accordingly, the shares issued for the license agreement were valued at $0.3562 per share.

C. License agreements are comprised of the following:

	December 31,	Estimated
	2007	Useful Life
Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

	16,483,000

Less: accumulated amortization	1,081,548

	$15,401,452

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Related Party	-0-	-0-	-0-	-0-	-0-
Third Party	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statement of Income for the twelve months ended December 31, 2007 and from December 6, 2006 (inception) to December 31, 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity for the twelve months ended December 31, 2007 and from December 6, 2006 (inception) to December 31, 2007	F-4

Consolidated Statement of Cash Flows for the twelve months ended December 31, 2007 and from December 6. 2006 (inception) to December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-6

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.  We do not have sufficient personnel working on our accounting functions to ensure we can timely file our quarterly and annual reports, as indicated by the filing of this annual report after the original due date (but within the extension period). Management evaluated the impact of our lack of internal accounting personnel to ensure we can timely file our required quarterly and annual reports and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to seek additional internal accounting personnel.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) - CONTROLS AND PROCEDURES

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2008.

ITEM 9B - OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Seong Yong Cho	39	Chief Executive Officer, President, and Director (2007)

Seong Sam Cho	42	Chief Financial Officer, Secretary, and Director (2007)

Doo Ho Choi	42	Chief Operating Officer and Director (2007)

Seong Yong Cho (Michael Cho), 39, has been the Chief Executive Officer and a Director since the acquisition of JEI on October 31, 2007. He has served as the Chief Executive Officer of Joyon Entertainment Co., Ltd. since December 1999 and has been a director of Joytoto Co., Ltd. since December 2005. He served as the CEO of Joytoto Co., Ltd. from December 2005 to November 2006, and has been the COO of Joytoto Co., Ltd. since then.

Prior to joining Joyon, Mr. Cho was a director of Sam Electronics from 1988 to 1996 and the CEO of Korea Licensing from September 1996 to March 2002. He has provided consulting services related to game development for EA/Accolade/Inforgrams, Samsung, SSangyong, Diamond Ads and other companies since 1988. In recognition of his services, he received the prize of the Ministry of Information and Communications for the Software Industry Development on December 2000 and the prize of the Prime Minister for the Software Industry Development on December 2001.

Seong Yong Cho and Seong Sam Cho are brothers.

Seong Sam Cho (Sam Cho), 42, has been the Chief Financial Officer, Secretary, and a Director since the acquisition of JEI on October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001.

Doo Ho Choi (David Choi), 42, has been the Chief Operating Officer and a Director since the acquisition of JEI on October 31, 2007. He has been the internal auditor of Joytoto Co., Ltd. since December 2005. Prior to joining Joytoto Co., Ltd., Mr. Choi was a director of Imine Co., Ltd. and was responsible for their global business division. He was involved with an electronic government business in Vietnam. He took office as the CEO and CTO until April 2002 after he established Webtrol Interactive Co., Ltd. in March 2000, and he developed a remote control system through the Internet for industrial boilers. He served as the CEO and CTO of Nextware Corporation until June 1999 after he established Nextware Corporation in August 1997, and he developed a three-dimensional graphic system and ran a distribution business for computer systems. Since June 1985, he served in the Korean army as an officer and an official in the field of communication and security until August 1994. He has worked in the information and communication field for 22 years.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Seong Yong Cho	1	1	0
Seong Sam Cho	1	1	0
Doo Ho Choi	1	1	0

Board Meetings and Committees

During the fiscal year ended December 31, 2007, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2007	14,000 (1)	-	- (2)	-	-	-	-	14,000 (1)
Chief Executive Officer, President, and Director	2006	-	-	-	-	-	-	-	-

Seong Sam Cho	2007	-	-	- (2)	-	-	-	-	-
Chief Financial Officer, Secretary,and Director	2006	-	-	-	-	-	-	-	-

Doo Ho Choi	2007	-	-	- (3)	-	-	-	-	-
Chief Operating Officer and Director	2006	-	-	-	-	-	-	-	-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note C to our December 31, 2007 financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	This amount was not paid and has been accrued on our financial statements.

(2)
Seong Yong Cho and Seong Sam Cho were each granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 1,166,667 shares for each employee. At our closing price of $0.58 on December 31, 2007, those shares would be valued at $676,666.86. However, because the shares are subject to a lock-up period we have not assigned this value to the shares.

(3)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 444,445 shares. At our closing price of $0.58 on December 31, 2007, those shares would be valued at $257,778.10. However, because the shares are subject to a lock-up period we have not assigned this value to the shares.

Employment Contracts

Through our subsidiary, Joyon Entertainment, Inc., we have employment agreements with all three of our executives. These employment agreements are all dated October 31, 2007.

Under the employment agreement with Seong Yong Cho he will serve as our President and Chief Executive Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Yong Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Yong Cho was granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as President and Chief Executive Officer. Therefore, if Seong Yong Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Seong Sam Cho he will serve as our Chief Financial Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Sam Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as Chief Financial Officer. Therefore, if Seong Sam Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Doo Ho Choi he will serve as our Chief Operating Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Doo Ho Choi will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as Chief Operating Officer. Therefore, if Doo Ho Choi remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

 Other Compensation

We do not have employment agreements with any of our other employees.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	-	-	-	-	-	-	-

Seong Sam Cho	-	-	-	-	-	-	-

Doo Ho Choi	-	-	-	-	-	-	-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Uneared Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho	-	-	-	-	-	19,833,333 (1)	11,503,333.14(1)	-	-

Seong Sam Cho	-	-	-	-	-	19,833,333 (1)	11,503,333.14(1)	-	-

Doo Ho Choi	-	-	-	-	-	7,555,555 (2)	4,382,221.90(2)	-	-

(1)
Seong Yong Cho and Seong Sam Cho were each granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 1,166,667 shares for each employee. At our closing price of $0.58 on December 31, 2007, the 19,833,333 shares still subject to the right of repurchase would be valued at $11,503,333.14.

(2)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 444,445 shares. At our closing price of $0.58 on December 31, 2007, the 7,555,555 still subject to the right of repurchase would be valued at $4,382,221.90.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	35,000,000	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	30,000,000 (6)	19.5%

Common Stock	Doo Ho Choi (2)(5)	8,000,000	5.2%

Common Stock	Seong Yong Cho (2)(5)	21,000,000	13.7%

Common Stock	Seong Sam Cho (2)(5)	21,000,000	13.7%

Common Stock	All Directors and Officers As a Group (3 persons)	50,000,000	32.6%

(1)
Unless otherwise indicated, based on 153,612,510 shares of common stock issued and outstanding following the acquisition of JEI. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors. Beneficial ownership by these officers does not include shares owned by Joytoto Co., Ltd. or Joyon Entertainment Co., Ltd.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Joytoto USA, Inc., 3000 Scott Boulevard, Suite 206, Santa Clara, CA 95054.

(4)
Joyon Entertainment Co., Ltd. is a wholly-owned subsidiary of Joytoto Co. Ltd., and as such, the shares of common stock held by both are attributed to the other. Combined, they own 42.3% of our outstanding common stock.

(5)
On November 29, 2007, Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd. transferred (i) 21,000,000 shares to Seong Yong Cho (our President and a member of our Board of Directors), (ii) 21,000,000 shares to Seong Sam Cho (our CFO and a member of our Board of Directors), and (iii) 8,000,000 shares to Doo Ho Choi (our COO and a member of our Board of Directors), bringing the share ownership to 35,000,000 shares owned by Joytoto Co., Ltd., and 30,000,000 shares owned by Joyon Entertainment Co., Ltd. The shares issued to Seong Yong Cho, Seong Sam Cho and Doo Ho Choi are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right.

(6)	This share total was incorrectly reported as 50,000,000 shares in our Current Report on Form 8-K filed with the Commission on December 14, 2007.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are currently warrants outstanding to acquire an aggregate of 21,000,000 shares of our common stock at an exercise price of $0.10 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 7,400,000 shares of our common stock at an exercise price of $0.35 per share which were issued to three consultants as part of the acquisition of JEI. Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective on February 23, 2007, our wholly-owned subsidiary, Joytoto America, Inc., a California corporation, entered into a license agreement with Joytoto Co., Ltd. At the time the agreement was entered into, Joytoto America was a wholly-owned subsidiary of Joytoto Co., Ltd., prior to becoming our subsidiary as part of the acquisition of JEI. Following the acquisition of JEI, Joytoto Co., Ltd. became our majority and controlling shareholder. The license gives Joytoto America an exclusive license for one game for the United States of American for three (3) years. As consideration for the license, Joytoto America paid $400,000 to Joytoto Co., Ltd. The license also provides for a thirty percent (30%) of net sales royalty fee to be paid to Joytoto Co., Ltd.

Effective on April 18, 2007, JEI acquired 100% of the issued and outstanding common stock of Joytoto America from Joytoto Co, Ltd. in exchange for 5,000,000 shares of JEI common stock (which later was exchanged for 8,846,154 shares of our common stock as part of our acquisition of JEI). Joytoto America thus became our wholly-owned subsidiary. Concurrently, on April 18, 2007, Joytoto America, Inc. entered into a Master License Agreement with Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., both Korean corporations (the “Licensors”). At the time the agreement was entered into, JEI was a wholly-owned subsidiary of the Licensors, prior to becoming our subsidiary as part of the acquisition of JEI. Following the acquisition of JEI, Joytoto Co., Ltd. became our majority and controlling shareholder. The Master License gives Joytoto America an exclusive license for operating an online game service in North America for ten (10) years. As consideration for the license, JEI issued 30 million shares of its common stock to Joyon Entertainment Co., Ltd. (which later was exchanged for 53,076,923 shares of our common stock as part of our acquisition of JEI). The license also provides for a twenty five percent (25%) of net sales royalty to be paid to the Licensors.

Effective on June 11, 2007, our wholly-owned subsidiary, Joytoto Technologies, Inc., a Nevada corporation, entered into an Exclusive Distributorship Agreement with Joytoto Co., Ltd., a Korean corporation (the “Granting Company”). At the time the agreement was entered into, JEI was a wholly-owned subsidiary of the Granting Company, prior to becoming our subsidiary as part of the acquisition of JEI. Following the acquisition of JEI, Joytoto Co., Ltd. became our majority and controlling shareholder. The Exclusive Distributorship Agreement appoints Joytoto Technologies as the exclusive worldwide distributor of an MP3 player owned by the Granting Company. As consideration under the agreement, JEI issued 30 million shares of its common stock to Joytoto Co., Ltd. (which later was exchanged for 53,076,923 shares of our common stock as part of our acquisition of JEI).

In connection with our acquisition of JEI, we issued an aggregate of 115,000,000 shares of our common stock, restricted in accordance with Rule 144 and representing over 74% of our outstanding common stock after the transaction, to Joytoto Co., Ltd. Subsequent to the closing of the acquisition, Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd. transferred the following: (i) 21,000,000 shares to Seong Yong Cho (our President and a member of our Board of Directors), (ii) 21,000,000 shares to Seong Sam Cho (our CFO and a member of our Board of Directors), and (iii) 8,000,000 shares to Doo Ho Choi (our COO and a member of our Board of Directors), bringing their share ownership to 35,000,000 shares owned by Joytoto Co., Ltd., and 30,000,000 shares owned by Joyon Entertainment Co., Ltd. The shares issued to Seong Yong Cho, Seong Sam Cho and Doo Ho Choi are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2007, Meyler & Co. billed us $75,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the period from December 6, 2006 (inception) to December 31, 2007, Meyler & Co. billed us $20,000 in fees for professional services for the audit of our financial statements and review of our financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended December 31, 2007, Meyler & Co. billed us $12,350 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2007, Meyler & Co. billed us $0 for professional services for tax preparation. During the period from December 6, 2006 (inception) to December 31, 2007, Meyler & Co. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2007, Meyler & Co. did not bill us for any other fees. During the period from December 6, 2006 (inception) to December 31, 2007, did not bill us for any other fees.

Of the fees described above for the year ended December 31, 2007, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for the period from December 6, 2006 (inception) to December 31, 2007, 100% were approved by either the entire Board of Directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Certified Public Accountants	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statement of Income for the twelve months ended December 31, 2007 and from December 6, 2006 (inception) to December 31, 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity for the twelve months ended December 31, 2007 and from December 6, 2006 (inception) to December 31, 2007	F-4

Consolidated Statement of Cash Flows for the twelve months ended December 31, 2007 and from December 6, 2006 (inception) to December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9	Employment Agreement with Doo Ho Choi dated October 31, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JoJoytoto USA, Inc.

Dated: April 15, 2008		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 15, 2008		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2008		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 15, 2008		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

Dated: April 15, 2008		/s/ Doo Ho Choi
	By:	Doo Ho Choi,
Chief Operating Officer and
Director

JOYTOTO USA, INC.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 6, 2006 (INCEPTION) TO DECEMBER 31, 2006
AND
FOR THE YEAR ENDED DECEMBER 31, 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
Joytoto USA, Inc.
Santa Clara, CA

We have audited the accompanying balance sheets of Joytoto USA, Inc. (a Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and the cumulative period December 6, 2006 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joytoto USA, Inc. (a Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and the period December 6, 2006 (Inception) to December 31, 2006 and the cumulative period December 6, 2006 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B of the notes to the financial statements, the Company has an accumulated deficit of $46,691,284 and has not generated any revenues as of the date of this report. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans, in regard to subsequent operating activities, are also described in Note B. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

See also Note G as to exclusive license agreements.

Meyler & Company, LLC

Middletown, NJ
April 14, 2008

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31,
2007

ASSETS

CURRENT ASSET
Prepaid expenses	3,527

Total current asset	3,527

Property and equipment, net of accumulated
depreciation of $6,924	19,904

Other assets
License Agreements, net of accumulated
amortization of $1,081,548	15,401,452
Goodwill	52,912
Deposits	3,072

Total other assets	15,457,436

Total Assets	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,695
Accrued expenses	152,081
Due to affiliate	105,061
Loan payable	50,000

Total Current Liabilities	308,837

Stockholders' Equity
Common stock, authorized 300,000,000 shares;	153,613
par value $0.001; 153,612,510 issued and
outstanding at December 31,2007
Additional paid-in-capital	136,709,701
Deficit accumulated during development stage	(121,691,284)

Total Stockholders’ Equity	15,172,030

Total Liabilities and Stockholders’ Equity	$15,480,867

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period	For the Period
	For the year	December 6, 2006	December 6, 2006
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Selling, general and administrative	120,534,078	5,001	120,539,079
Depreciation	5,806	-	5,806
Amortization	1,061,786	-	1,061,786

Total Costs and Expenses	121,601,670	5,001	121,606,671

NET LOSS	$(121,601,670)	$(5,001)	$(121,606,671)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.81)	$(5.00)	$(2.24)

WEIGHTED AVERAGE SHARES
OUTSTANDING	67,186,064	1,000	54,225,616

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period January 1, 2006 to December 31, 2007

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2005	4,380,461	$4,380	$12,604,222	$(13,139,391)	$(530,789)

Beneficial conversion feature	-	-	1,339,788	-	1,339,788
Net loss for the year ended December 31, 2006	-	-	-	(2,051,539)	(2,051,539)

Balance, December 31, 2006	4,380,461	4,380	13,944,010	(15,190,930)	(1,242,540)

Transactions relating to Biostem, Inc.:
Cancellation of consultant shares	(37,500)	(37)	(89,963)	90,000	-
Cancellation of management shares	(3,250,000)	(3,250)	3,250	-	-
Spinout of parking assets	-	-	-	1,105,790	1,105,790
Junior debenture conversion	17,350,000	17,350	69,400	-	86,750
Share issuances to induce conversion	16,169,549	16,170	25,855,108	(25,871,278)	-

Balance prior to reverse merger	34,612,510	34,613	39,781,805	(39,866,418)	(50,000)

Joyon Entertainment, Inc. equity	-	65,001	16,518,000	(5,001)	16,578,000
Reverse merger	-	(65,001)	65,001	-	-
Shares issued to Joytoto Co. Ltd.	115,000,000	115,000	(115,000)	-	-
Capitalization of prior losses	-	-	(39,781,805)	39,781,805	-

Balance subsequent to reverse merger	149,612,510	149,613	16,468,001	(89,614)	16,528,000

Shares issued to consultants	4,000,000	4,000	5,996,000	-	6,000,000
Warrants issued	-	-	39,245,700	-	39,245,700
Shares transferred to management	-	-	75,000,000	-	75,000,000
Net loss for the year ended December 31, 2007	-	-	-	(121,601,670)	(121,601,670)

Balance, December 31, 2007	$153,612,510	$153,613	$136,709,701	$(121,691,284)	$15,172,030

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For the year	December 6, 2006	December 6, 2006
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,601,670)	$(5,001)	$(121,606,671)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,067,592	-	1,067,592
Stock based compensation	120,245,700	1	120,245,701
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(1,710)	-	(1,710)
Increase (decrease) in accrued expenses	85,122	5,000	90,122
Increase (decrease) in due to affiliate	105,061	-	105,061

Net cash used in operating activities	(99,905)	-	(99,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	48,210	-	48,210

Net cash provided by investing activities	48,210	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	50,000	-	50,000
Bank overdraft	1,695	-	1,695

Net cash provided by financing activities	51,695	-	51,695

Net increase in cash	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	(48,210)	-	(48,210)
Prepaid expenses	(1,817)	-	(1,817)
Property and equipment	(26,828)	-	(26,828)
Accumulated depreciation	1,118	-	1,118
License agreement	(400,000)	-	(400,000)
Accumulated amortization	19,762		19,762
Goodwill	(52,912)	-	(52,912)
Deposits	(3,072)	-	(3,072)
Accrued expenses	11,959	-	11,959
Common stock	1	-	1
Additional paid-in-capital	499,999	-	499,999
Issuance of stock to acquire license agreements	16,083,000	-	16,083,000

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A - STOCK EXCHANGE AGREEMENT

On October 12, 2007 Joytoto USA, Inc. (formerly Biostem, Inc.) (the “Company”) entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”), and Joyon Entertainment Co., Ltd., a Korean company (“Joyon Korea”), to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of common stock (after giving effect to a one-for-forty reverse split) as well as the divestment of the Company’s two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc.

In order to complete the acquisition of JEI, we were also required to secure a release of the Company from the holders of our Senior Secured Convertible Debentures, and effect the conversion of our Junior Convertible Secured Debentures. Accordingly, we entered into an Agreement to Purchase Subsidiaries and Cancel Shares held by Marc Ebersole (then our CEO and Director), Christine Ebersole (then a Director and employee), and Scott Schweber (then a Director), as well as the holders of our Senior Secured Convertible Debentures and our Junior Convertible Debentures (the “Subsidiary Purchase Agreement”). Under the terms of the Subsidiary Purchase Agreement, Marc Ebersole, Christine Ebersole and Scott Schweber (the “Management Shareholders”) released the Company from all claims they may have had against the Company and its lenders, and tendered to the Company a total of 130,000,000 shares of common stock for cancellation. Our Senior Secured Debenture Holder released the Company from its obligations under the Senior Debenture, and such obligations will remain obligations of the two former subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. The holders of the Junior Convertible Debentures, which were convertible into 17,350,000 shares of common stock (after giving effect to the one-for-forty reverse split), converted their debentures into (i) 17,350,000 shares of common stock, (ii) were issued an additional 16,169,549 shares of common stock, and (iii) were issued warrants to purchase 21,000,000 shares of common stock at an exercise price of $0.10 per share (all amounts reflect issuances after giving effect to the above mentioned reverse stock split). Finally, we transferred 100% of the outstanding capital stock of the two operating subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. to the Management Shareholders and the holders of the Junior Convertible Debentures.

The following summarizes the assets and liabilities of the spun out subsidiaries:

Assets	$106,540
Liabilities	1,212,330

The following summarizes the operations of the spun out subsidiaries prior to the spin out on October 31, 2007:

Revenues	$1,720,826
Costs and expenses	2,397,394
$(676,568)

As a result of the above transactions, Joytoto Co. Ltd., a Korean company, beneficially owns approximately 75% of the Company’s voting shares (including shares owned by its wholly-owned subsidiary, JEI). As a result, this stockholder can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval.

Effective on October 31, 2007, the Company’s name was changed to Joytoto USA, Inc. and its common stock commenced trading under the new symbol “JYTO”.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B - NATURE OF BUSINESS AND GOING CONCERN

Organization and Description of Business

Joytoto USA, Inc. presently provides online gaming services and MP3 and other technical products through its wholly-owned subsidiaries.

Joyon Entertainment, Inc. was incorporated on December 6, 2006 under the laws of the State of Delaware. JEI manages the business of its two wholly-owned subsidiaries, Joytoto America, Inc (“JAI”), and Joytoto Technologies, Inc (“JTI”).

Joytoto America, Inc., a 100%-owned subsidiary of Joyon Entertainment, Inc., was formed on July 7, 2006 under the laws of the State of California. Joytoto America, Inc. is engaged in the business of providing online games via the internet. It was acquired by JEI on April 18, 2007 for 5,000,000 shares of JEI’s common stock.

Joytoto Technolgies, Inc., a 100%-owned subsidiary of Joyon Entertainment, Inc., was formed on September 1, 2006 under the laws of the State of Nevada. Joytoto Technologies, Inc.’s business is to engage in the sales and distribution of MP3 and other technical devices. It was acquired by JEI on June 11, 2007 for $1.00 prior to acquiring a license agreement. Joytoto Technologies, Inc. had no assets or liabilities prior to its acquisition by JEI and to date, has had no operating activity.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred net losses of $46,601,670 for the year ended December 31, 2007 and $5,001 for the period December 6, 2006 (Inception) to December 31, 2006 and has an accumulated deficit of $46,691,284 and negative working capital of $305,310 at December 31, 2007. Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

See also Note G as to exclusive license agreements.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts of Joytoto USA, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Revenue Recognition

The Company plans to recognize revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”). Revenues will be recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.

Intangible Assets, Goodwill and License Agreements

The company accounts for goodwill and license agreements in accordance with with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.

Intangible assets and license agreements, other than goodwill, with definite lives will be amortized over their useful lives ranging from 3 to 10 years. The company periodically evaluates the reasonableness of the useful lives of these intangible assets.

In order to test goodwill and other intangible assets with indefinite lives for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units for its goodwill valuation and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance of the reporting unit being valued. Changes in market conditions, among other factors may have an impact on these estimates.

The Company reviews long-lived assets, including intangibles with definite useful lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets, Goodwill and License Agreements (Continued)

recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS per share (“EPS”) requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2007.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 76-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is dedicating substantially all of its present efforts to establish a new business. All losses accumulated since its’ inception have been considered as part of the Company’s development stage activities.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE E - ACQUISITION OF JOYTOTO AMERICA, INC.

On April 18, 2007, Joyon Entertainment, Inc. entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Joytoto Co., Ltd., a Korean corporation, pursuant to which the Company agreed to acquire the outstanding capital stock of Joytoto America, Inc. (“JAI Shares”) from Joytoto Co., Ltd., in exchange for five million (5,000,000) shares of JEI’s common stock. The JAI Shares constitute one hundred percent (100%) of Joytoto America, Inc.’s issued and outstanding shares.

In connection with the share exchange agreement, the Company valued the 5,000,000 shares issued at $0.10 per share.

The fair value of the net assets acquired at April 18, 2007 is as follows:

Cash	$48,210
Prepaid expenses	1,817
Fixed assets	25,710
License agreement	380,238
Deposits	3,072
Liabilities assumed	(11,959)

447,088

Purchase price	500,000

Goodwill	$52,912

No Pro-forma Statement of Operations is presented since the company has had no operating history.

NOTE F - FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31,	Estimated
	2007	Useful Life
Computers	$23,500	3 years
Office furniture and equipment	3,328	7 years
	26,828
Less: accumulated depreciation	6,924

	$19,904

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE G - LICENSE AGREEMENTS

On February 23, 2007 Joytoto America, Inc. entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000. The license is for the United States of America territory and is for a term of three (3) years. The agreement provides for a thirty percent (30%) of net sales royalty fee payable to the licensor. Net sales are defined as gross sales less fifteen percent (15%).

On April 18, 2007 Joytoto America, Inc. entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea. The license gives JAI the exclusive right to the use and commercialization of four (4) game titles immediately, and the right to acquire no less than twenty (20) additional game title licenses for no additional consideration. Each game license provides for a twenty-five percent (25%) of net sales royalty fee payable to the licensor. Net sales are defined as gross sales less fifteen percent (15%). The term of the agreement is ten (10) years and allows for two five (5) year extensions for additional consideration of ten thousand dollars ($10,000). Upon execution of the Master License Agreement, JEI issued Joyon Korea thirty million (30,000,000) common shares as consideration. Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share. Accordingly, the shares issued for the license were valued at this amount.

On June 11, 2007 Joytoto Technologies, Inc. entered into an Exclusive Distributorship Agreement with Joytoto Korea. The agreement provides that JTI has the worldwide, exclusive right to distribute, market, promote and sell Joytoto Korea’s current and future model MP3 player devices. As consideration for the Exclusive Distributorship Agreement JEI issued Joytoto Korea thirty million (30,000,000) common shares. Prior to the acquisition of the Exclusive Distributorship Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share. Accordingly, the shares issued for the license agreement were valued at this amount.

The above valuations contemplate that the agreements with significant worldwide customers, i.e. Best Buy Co., Inc. and Reigncom, a Korean company, will be transferred by Joytoto Korea to the U.S. companies. The valuations also contemplate the Company raising significant funds for operations. To date, no funds have been raised.

At December 31, 2007, the Company tested these assets for impairment due to the lack of sales and lack of funds raised. As part of this test, management computed the future net cash flows expected to be generated by these assets and compared these amounts to the carrying value of the assets. As the expected future net cash flows exceeded the carrying values of the assets, Management concluded that there was no impairment of the assets. The net cash flows were computed based upon Management’s best assessment of the future cash flows of the license agreements. Management’s conclusion also contemplates the ability to raise sufficient funds for operations. Management believes that these funds will be raised in the near future.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE G - LICENSE AGREEMENTS (Continued)

The license agreements are comprised of the following:

	December 31,	Estimated
	2007	Useful Life
Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

	16,483,000

Less: accumulated amortization	1,081,548

	$15,401,452

Estimated amortization for the five succeeding years is as follows:

2008	$1,741,633
2009	1,741,633
2010	1,628,574
2011	1,608,300
2012	1,608,300

$8,328,441

NOTE H - DUE TO AFFILIATE

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

NOTE I - LOAN PAYABLE

On September 26, 2007 the Company signed a promissory note with a principal amount of fifty thousand dollars ($50,000). The term of the promissory note is one year and bears interest at an annual rate of six percent (6%). The note may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the note’s due date then the annual rate of interest increases to ten percent (10%) per annum.

NOTE J - STOCKHOLDERS’ EQUITY

The Company’s certificate of incorporation was amended October 31, 2007 to change the name of the company from Biostem, Inc. to Joytoto USA, Inc. Additionally, a 1 to 40 reverse stock split was effected. The financial statements give effect to these transactions.

In connection with the JEI acquisition, the Company’s consulting agreement with Vijay Alimchandami,

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

dba Financial Systems International (“Financial”) was rescinded and 37,500 shares of the Company’s common stock were canceled.

Pursuant to the Subsidiary Purchase Agreement, 3,250,000 shares of the Company’s common stock were canceled by the Company’s management and net liabilities of $1,105,790 were spun out to the former Management Shareholders and the holders of the Junior Convertible Debentures.

In connection with the Subsidiary Purchase Agreement, the Company’s Junior Convertible Debenture holders converted their debentures into 17,350,000 shares of the Company’s common stock.

As an inducement to convert the Junior Convertible Debentures, 16,169,549 shares of the Company’s common stock were issued to the debenture holders.

On October 31, 2007 the Company acquired Joyon Entertainment, Inc. in exchange for 115,000,000 shares of common stock.

In connection with the acquisition of JEI, the company issued 4,000,000 shares of its common stock to consultants on October 31, 2007. The shares were valued at $1.50 per share, the closing price of the Company’s common stock on that day. Accordingly, stock for services in the amount of $6,000,000 was recorded in selling, general and administrative expense.

NOTE K - INCOME TAXES

The Company will file a consolidated income tax return on a calendar year basis. At December 31, 2007, the Company had an unused net operating loss carryforward of approximately $1,361,000 for income tax purposes, which expires at various dates imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $408,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

		For the period
		December 2006
	For the year ended	(Inception) to
	December 31, 2007	December 31, 2006

Deferred tax liabilities	$-	$-

Net operating loss carryforwards	$408,000	$5,001
Valuation allowance for deferred taxes	(408,000)	(5,001)

Deferred tax asset	$-	$-

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE L - WARRANTS

In connection with the acquisition of Joyon Entertainment, Inc., 21,000,000 warrants with an exercise of $0.10 were issued to the debenture holders. The warrants were valued at $1.4259 per warrant or $29,943,900. The warrants vested immediately and expire October 31, 2014. The warrants were valued using a Black Scholes valuation model and were recorded as such in selling, general and administrative expense.

In connection with the acquisition of Joyon Entertainment, Inc., the company issued 4,000,000 warrants with an exercise price of $0.35 to consultants on October 31, 2007. The warrants were valued at $1.257 per warrant or $5,028,000. The warrants vested immediately and expire October 31, 2014. The warrants were valued using a Black Scholes valuation model and were recorded as such in selling, general and administrative expense.

The Company entered into a consulting agreement with London Finance Group, Ltd. (“LFG”) on October 12, 2007 with an effective date of October 1, 2007 and is for a period of two years. In connection with this agreement, the Company gave LFG warrants to purchase 3,400,000 shares of common stock at an exercise price of $0.35 per share. The warrants vested immediately and expire October 31, 2014. The value of the warrants was determined to be $1.257 per warrant or $4,273,800 using a Black Scholes valuation model. Accordingly, this amount was recorded in selling, general and administrative expense.

The following are the assumptions used in determining the above fair values using the Black-Scholes option pricing model:

Expected life	7 years
Risk free rate	4.20%
Volatility	43.50%
Dividend yield	0%

The following summarizes warrant activity during 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	-	-
Granted	28,400,000	$1.382
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2007	28,400,000	$1.382

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2007 was 6.84 years and $0.17, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2007 was $11,782,000.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE M - RENT EXPENSE

The Company currently is leasing office facilities in Santa Clara, California. The lease commenced on March 1, 2007 and is for a term of one year. In August 2007 the Company agreed to share its office space with Sein USA, Inc. (“Sein”), a US division of a Korean company, and split the monthly rent. Since August however, Sein has paid 100% of the monthly rent due under the lease. Accordingly, one half of the monthly rent due by the Company but paid by Sein has been recorded as an accrued expense payable to Sein. The amount accrued as due to Sein is $7,680. Rent expense for the year ended December 31, 2007 was $18,124.

NOTE N - CONSULTING AGREEMENT

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

On November 23, 2005, the Company amended the London agreement to reduce the number of warrants to be issued from 4,000,000 post 4:1 forward split shares to 1,500,000 post 4:1 forward split shares, and increased the exercise price of those warrants from $0.025 to $1.00 per share. As part of the JEI acquisition, these warrants were cancelled. Additionally, the fee was increased to $20,000 per month and the expiration date extended to January 31, 2009. As of December 31, 2007, the Company has accrued $40,000 as consulting expense related to this agreement. $20,000 in consulting fees were waived as part of the JEI acquisition.

NOTE O - EMPLOYMENT CONTRACTS

Through our subsidiary, Joyon Entertainment, Inc., we have employment agreements with all three of our executives. These employment agreements are all dated October 31, 2007.

Under the employment agreement with Seong Yong Cho he will serve as our President and Chief Executive Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Yong Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Yong Cho was issued 21,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as President and Chief Executive Officer. Therefore, if Seong Yong Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Under the employment agreement with Seong Sam Cho he will serve as our Chief Financial Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Sam Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was issued 21,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as Chief Financial Officer. Therefore, if Seong Sam Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Doo Ho Choi he will serve as our Chief Operating Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Doo Ho Choi will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was issued 8,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as Chief Operating Officer. Therefore, if Doo Ho Choi remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

(1)
Seong Yong Cho and Seong Sam Cho were each issued 21,000,000 shares under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 583,334 shares for each employee.

(2)
Doo Ho Choi was issued 8,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 222,223 shares.