Form 10-K/A
period 2007-12-31
Joytoto USA, Inc.
filed 2008-05-09
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-49933

JOYTOTO USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4886472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Scott Boulevard, Suite 206 Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 970-8050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Joytoto USA, Inc.

PART I

Explanatory Note

Joytoto USA, Inc., has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2007, and was originally filed with the Commission on Form 10-K on April 16, 2008. The purpose of this amended Annual Report is to make corrections to the Annual Report, primarily to the Financial Statements (Item 8), the Management’s Discussion and Analysis (Item 7), and Executive Compensation (Item 11) relating to the shares issued to our three executive officers under their employment agreements. Regarding the financial statements, in our original Annual Report we recorded the total value of the shares granted to our executive officers as selling, general and administrative expenses. Upon further review we believe that these shares should be recorded over the life of the employment agreements, as each segment of the shares are no longer subject to our right to repurchase, which is at a rate of 1/36th for the 36 months starting November 1, 2007. As restated, only 2/36ths are now being recorded as selling, general and administrative expenses as of December 31, 2007, the shares for November 2007 and December 2007, which, as of December 31, 2007, were the shares that were no longer subject to our right to repurchase. As a result of this restatement, our selling, general and administrative expenses for the year ended December 31, 2007 have decreased from $120,534,078 to $49,753,967 and our net loss is now ($50,821,559) for this same period, as opposed to the net loss of ($121,601,670) originally reported. We also included the fair market of the shares for each employee that are no longer subject to our right to repurchase in the executive compensation table as a stock grant award.

This First Amended Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

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

ITEM 1A – RISK FACTORS

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

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. In addition, the number of shares of common stock in the float (shares in the hands of non-affiliates that is eligible to be readily traded), is limited and may be concentrated in the hands of a small number of shareholders. This means that if one or more of those shareholders started to sell large numbers of shares it could significantly reduce the price of our stock. Similarly, due to our limited float, our share price could fluctuate higher on limited actual demand for our shares. Accordingly, the price of our shares should not be relied upon as an indicator of true market value or the value of our company. Our stock price should be considered as an arbitrary value at least until such time, if at all, as a liquid and active trading market develops for our shares.

Our common stock has experienced and is likely to experience significant price and volume fluctuations, which is enhanced by our limited and concentrated public float, and which could adversely affect the market price of our common stock without regard to our operating performance. Our stock price could fluctuate significantly in the future based upon any number of factors including, but not limited to, the following: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; developments in our relationships with our customers and suppliers; trading patterns of one or more of our large shareholders; changes in our public float or in the concentration of such shares in the float held by a small number of shareholders; activities related to public and investor relations and awareness efforts which may be periodically conducted by us, one or more of our shareholders or professionals retained by us or such shareholders; and a decision by any of our larger shareholders to sell their shares, which may happen at any time, including before, during or after any public relations or investor awareness efforts conducted by us or such shareholders. All of these factors could cause substantial fluctuations in our stock price, which could significantly reduce the price of our stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 – PROPERTIES

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

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2005	First Quarter	$4.90	$0.001
	Second Quarter	$3.00	$1.50
	Third Quarter	$5.20	$1.25
	Fourth Quarter	$5.75	$0.05

2006	First Quarter	$6.95	$2.40
	Second Quarter	$4.20	$1.25
	Third Quarter	$2.85	$1.50
	Fourth Quarter	$3.90	$0.87

2007	First Quarter	$2.33	$0.35
	Second Quarter	$2.46	$0.21
	Third Quarter	$0.22	$0.06
	Fourth Quarter	$2.00	$0.00

2008	First Quarter	$0.95	$0.30
	Second Quarter (through April 11, 2008)	$0.68	$0.30

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

ITEM 6 – SELECTED FINANCIAL DATA

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

Although the forward-looking statements in this First Amended Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Year ended December 31, 2007 and the Period from December 6, 2006 (Inception) to December 31, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2007 and for the period from December 6, 2006 (Inception) to December 31, 2007 are as follows:

	Year Ended December 31, 2007	For the Period December 6, 2006 (Inception) to December 31, 2006	For the Period December 6, 2006 (Inception) to December 31, 2007

Revenue	$-	$-	$-
Selling, general and administrative	49,753,967	5,001	49,758,968
Depreciation	5,806	-	5,806
Amortization	1,061,786	-	1,061,786
Total costs and expenses	50,821,559	5,001	50,836,560

Net Loss	$(50,821,559)	$(5,001)	$(50,826,560)

We have not had any revenues since our inception, and therefore no cost of sales. For the year ended December 31, 2007 our selling, general and administrative expenses of $49,753,967 consisted primarily of $4,166,667 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $39,245,700 in warrant issuances, $6,000,000 in shares issued to consultants, $54,000 of payroll expenses, and $18,124 of rent expense. For the period from December 6, 2006 (Inception) to December 31, 2006, our selling, general and administrative expenses consisted solely of $5,001 in professional fees. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life (see Note H to the enclosed consolidated financial statements).

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

Cash Requirements

For the year ended December 31, 2007, we had a net loss from operations of ($50,821,559). This was offset by depreciation and amortization of $1,067,592, stock based compensation of $49,412,367, an increase in prepaid expenses of $1,710, an increase in accrued expenses of $138,344, and an increase in the amount due to an affiliate (Joytoto Korea) of $105,061, for total cash used in our operating activities of $99,905.

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

C.  License agreements are comprised of the following:

	December 31, 2007	Estimated Useful Life

Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

	16,483,000

Less: accumulated amortization	1,081,548

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A – CONTROLS AND PROCEDURES

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

ITEM 9A(T) – CONTROLS AND PROCEDURES

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2008.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) *		Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2007	16,000	(1)	-	1,750,000	(2)	-	-	-	-	1,766,000
Chief Executive Officer, President, and Director	2006	-		-	-		-	-	-	-	-

Seong Sam Cho	2007	2,000		-	1,750,000	(2)	-	-	-	-	1,752,000
Chief Financial Officer, Secretary, and Director	2006	-		-	-		-	-	-	-	-

Doo Ho Choi	2007	2,000		-	666,667	(3)	-	-	-	-	668,667
Chief Operating Officer and Director	2006	-		-	-		-	-	-	-	-

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

(2)
Seong Yong Cho and Seong Sam Cho were each granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 1,166,667 shares for each employee. Based on our closing price of $1.50 at the date of grant on October 31, 2007, these shares are valued at $1,750,000 for each employee. We have included this value in the table even though these shares are subject to a one year lock-up period..

(3)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 444,445 shares. Based on our closing price of $1.50 at the date of grant on October 31, 2007, these shares are valued at $666,667. We have included this value in the table even though these shares are subject to a one year lock-up period..

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

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho	-	-	-	-	-	19,833,333	(1)	11,503,333.14	(1)	-	-

Seong Sam Cho	-	-	-	-	-	19,833,333	(1)	11,503,333.14	(1)	-	-

Doo Ho Choi	-	-	-	-	-	7,555,555	(2)	4,382,221.90	(2)	-	-

(1)
Seong Yong Cho and Seong Sam Cho were each granted a total of 21,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 1,166,667 shares for each employee. Based on our closing price of $1.50 on the date of grant, October 31, 2007, the 19,833,333 shares still subject to the right of repurchase would be valued at $29,749,999.

(2)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2007, the repurchase right of the Company expired as to 444,445 shares. Based on our closing price of $1.50 on the date of grant, October 31, 2007, the 7,555,555 still subject to the right of repurchase would be valued at $11,333,332.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9 (8)	Employment Agreement with Doo Ho Choi dated October 31, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joytoto USA, Inc.

Dated: May 8, 2008		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: May 8, 2008		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2008		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: May 8, 2008		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

Dated: May 8, 2008		/s/ Doo Ho Choi
	By:	Doo Ho Choi,
Chief Operating Officer and
Director

JOYTOTO USA, INC.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 6, 2006 (INCEPTION) TO DECEMBER 31, 2006
AND
FOR THE YEAR ENDED DECEMBER 31, 2007

Table of Contents

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statement of Stockholders’ Equity	F 4

Consolidated Statements of Cash Flows	F 5

Notes to Consolidated Financial Statements	F 6

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C of the notes to the financial statements, the Company has an accumulated deficit of $50,911,173 and has not generated any revenues as of the date of this report. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans, in regard to subsequent operating activities, are also described in Note C. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

See also Note A as to restatement and Note H as to exclusive license agreements.

Meyler & Company, LLC

Middletown, NJ
April 14, 2008 (except as to Note A which is April 22, 2008)

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS

CURRENT ASSET
Prepaid expenses	$3,527

Total current asset	3,527

Property and equipment, net of accumulated depreciation of $6,924	19,904

Other assets
License Agreements, net of accumulated amortization of $1,081,548	15,401,452
Goodwill	52,912
Deposits	3,072

Total other assets	15,457,436

Total Assets	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,695
Accrued expenses	205,303
Due to affiliate	105,061
Loan payable	50,000

Total Current Liabilities	362,059

Stockholders' Equity
Common stock, authorized 300,000,000 shares; par value $0.001; 153,612,510 issued and outstanding at December 31,2007	153,613
Additional paid-in-capital	65,876,368
Deficit accumulated during development stage	(50,911,173)

Total Stockholders’ Equity	15,118,808

Total Liabilities and Stockholders’ Equity	$15,480,867

See accompanying notes to consolidated financial statements.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
            ;
	For the year Ended December 31, 2007	For the Period December 6, 2006 (Inception) to December 31, 2006	For the Period December 6, 2006 (Inception) to December 31, 2007

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Selling, general and administrative	49,753,967	5,001	49,758,968
Depreciation	5,806	-	5,806
Amortization	1,061,786	-	1,061,786

Total Costs and Expenses	50,821,559	5,001	50,826,560

NET LOSS	$(50,821,559)	$(5,001)	$(50,826,560)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.76)	$(5.00)	$(0.94)

WEIGHTED AVERAGE SHARES OUTSTANDING	67,186,064	1,000	54,225,616
           60;
See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period January 1, 2006 to December 31, 2007

			Additional	Deficit Accumulated During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2005	4,380,461	$4,380	$12,604,222	$(13,139,391)	$(530,789)

Beneficial conversion feature	-	-	1,339,788	-	1,339,788
Net loss for the year ended December 31, 2006	-	-	-	(2,051,539)	(2,051,539)

Balance, December 31, 2006	4,380,461	4,380	13,944,010	(15,190,930)	(1,242,540)

Transactions relating to Biostem, Inc.:
Cancellation of consultant shares	(37,500)	(37)	(89,963)	90,000	-
Cancellation of management shares	(3,250,000)	(3,250)	3,250	-	-
Spinout of parking assets	-	-	-	1,105,790	1,105,790
Junior debenture conversion	17,350,000	17,350	69,400	-	86,750
Share issuances to induce conversion	16,169,549	16,170	24,238,154	(24,254,324)	-

Balance prior to reverse merger	34,612,510	34,613	38,164,851	(38,249,464)	(50,000)

Joyon Entertainment, Inc. equity	-	65,001	16,518,000	(5,001)	16,578,000
Reverse merger	-	(65,001)	65,001	-	-
Shares issued to Joytoto Co. Ltd.	115,000,000	115,000	(115,000)	-	-
Capitalization of prior losses	-	-	(38,164,851)	38,164,851	-

Balance subsequent to reverse merger	149,612,510	149,613	16,468,001	(89,614)	16,528,000

Shares issued to consultants	4,000,000	4,000	5,996,000	-	6,000,000
Warrants issued	-	-	39,245,700	-	39,245,700
Stock based compensation	-	-	4,166,667	-	4,166,667
Net loss for the year ended December 31, 2007	-	-	-	(50,821,559)	(50,821,559)

Balance, December 31, 2007	153,612,510	$153,613	$65,876,368	$(50,911,173)	$15,118,808

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year Ended December 31, 2007	For the Period December 6, 2006 (Inception) to December 31, 2006	For the Period December 6, 2006 (Inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,821,559)	$(5,001)	$(50,826,560)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,067,592	-	1,067,592
Stock based compensation	49,412,367	1	49,412,368
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(1,710)	-	(1,710)
Increase (decrease) in accrued expenses	138,344	5,000	143,344
Increase (decrease) in due to affiliate	105,061	-	105,061

Net cash used in operating activities	(99,905)	-	(99,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	48,210	-	48,210

Net cash provided by investing activities	48,210	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	50,000	-	50,000
Bank overdraft	1,695	-	1,695

Net cash provided by financing activities	51,695	-	51,695

Net increase in cash	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	(48,210)	-	(48,210)
Prepaid expenses	(1,817)	-	(1,817)
Property and equipment	(26,828)	-	(26,828)
Accumulated depreciation	1,118	-	1,118
License agreement	(400,000)	-	(400,000)
Accumulated amortization	19,762		19,762
Goodwill	(52,912)	-	(52,912)
Deposits	(3,072)	-	(3,072)
Accrued expenses	11,959	-	11,959
Common stock	1	-	1
Additional paid-in-capital	499,999	-	499,999
Issuance of stock to acquire license agreements	16,083,000	-	16,083,000
           < /font>
See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A – RESTATEMENT

The liabilities, additional paid-in capital and deficit accumulated during development stage on the consolidated balance sheet and the selling, general and administrative expenses on the consolidated statement of operations have been restated to adjust the accounting for the employment contracts with the Company’s three executives. Previously, the total value of the shares issued was recorded as selling, general and administrative expenses rather than being recorded over the life of the agreements as the services are being performed. Per the terms of their employment contracts, each employee has earned 2/36ths of the shares as of December 31, 2007, which totals 2,777,778 shares for $4,166,667. Also included in the restated amounts are the value of the Company’s repurchase rights and the other amounts due under the employment contracts totaling $53,222. The following summarizes the restatement:

	As Reported	Adjustments	As Restated
Accrued Expenses	152,081	53,222	205,303
Additional Paid-in Capital	136,709,701	(70,833,333)	65,876,368
Deficit Accumulated During Development Stage	(121,691,284)	70,780,111	(50,911,173)
Selling, General and Administrative Expenses	120,534,078	(70,780,111)	49,753,967
Net Loss	(121,601,670)	70,780,111	(50,821,559)

NOTE B – STOCK EXCHANGE AGREEMENT

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

NOTE B – STOCK EXCHANGE AGREEMENT (Continued)

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

NOTE C – NATURE OF BUSINESS AND GOING CONCERN

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

Joytoto Technologies, Inc., a 100%-owned subsidiary of Joyon Entertainment, Inc., was formed on September 1, 2006 under the laws of the State of Nevada. Joytoto Technologies, Inc.’s business is to engage in the sales and distribution of MP3 and other technical devices. It was acquired by JEI on June 11, 2007 for $1.00 prior to acquiring a license agreement. Joytoto Technologies, Inc. had no assets or liabilities prior to its acquisition by JEI and to date, has had no operating activity.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE C - NATURE OF BUSINESS AND GOING CONCERN (Continued)

Going Concern

As indicated in the accompanying financial statements, the Company has incurred net losses of $50,821,559 for the year ended December 31, 2007 and $5,001 for the period December 6, 2006 (Inception) to December 31, 2006 and has an accumulated deficit of $50,911,173 and negative working capital of $358,532 at December 31, 2007. Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

See also Note H as to exclusive license agreements.

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
December 31, 2007

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
December 31, 2007

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

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
December 31, 2007

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE F – ACQUISITION OF JOYTOTO AMERICA, INC.

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

The fair value of the net assets acquired at April 18, 2007 is as follows:

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE F – ACQUISITION OF JOYTOTO AMERICA, INC. (Continued)

Cash	$48,210
Prepaid expenses	1,817
Fixed asset	25,710
License agreement	380,238
Deposits	3,072
Liabilities assumed	(11,959)
447,088
Purchase price	500,000
Goodwill	$52,912

No Pro-forma Statement of Operations is presented since the company has had no operating history.

NOTE G – FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31	Estimated
	2007	Useful Life
Computers	$23,500	3 years
Officer furniture and equipment	3,328	7 years
	26,828
Less: accumulated depreciation	6,924

	$19,904

NOTE H – LICENSE AGREEMENTS

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

NOTE H – LICENSE AGREEMENTS (Continued)

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

The license agreements are comprised of the following:

	December 31,	Estimated Life
	2007	Useful Life

Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

	16,483,000

Less: accumulated amortization	1,081,548

	$15,401,452

Estimated amortization for the five succeeding years is as follows:

2008	1,741,633
2009	1,741,633
2010	1,628,574
2011	1,608,300
2012	1,608,300
8,328,440

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE I – DUE TO AFFILIATE

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

NOTE J – LOAN PAYABLE

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

NOTE K – STOCKHOLDERS’ EQUITY

The Company’s certificate of incorporation was amended October 31, 2007 to change the name of the company from Biostem, Inc. to Joytoto USA, Inc. Additionally, a 1 to 40 reverse stock split was effected. The financial statements give effect to these transactions.

In connection with the JEI acquisition, the Company’s consulting agreement with Vijay Alimchandami, dba Financial Systems International (“Financial”) was rescinded and 37,500 shares of the Company’s common stock were canceled.

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

As an inducement to convert the Junior Convertible Debentures, 16,169,549 shares of the Company’s common stock were issued to the debenture holders at $1.50 per share.

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

NOTE L - INCOME TAXES

The Company will file a consolidated income tax return on a calendar year basis. At December 31, 2007, the Company had an unused net operating loss carryforward of approximately $1,414,000 for income tax purposes, which expires at various dates imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $424,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE L - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	For the year ended December 31, 2007	For the period December 2006 (Inception) to December 31, 2006

Deferred tax liabilities	$-	$-

Net Operating loss carryforwards	$424,000	$5,001
Valuation allowance for deferred taxes	(424,000)	(5,001)

Deferred tax asset	$-	$-

NOTE M – WARRANTS

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

NOTE M – WARRANTS (Continued)

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

NOTE N – RENT EXPENSE

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

NOTE O – CONSULTING AGREEMENT

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

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE P – EMPLOYMENT CONTRACTS

Through our subsidiary, Joyon Entertainment, Inc., we have employment agreements with all three of the Company’s executives. These employment agreements are all dated October 31, 2007.

Under the employment agreement with Seong Yong Cho he will serve as President and Chief Executive Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Yong Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Yong Cho was issued 21,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed as President and Chief Executive Officer. Therefore, if Seong Yong Cho remains employed over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Seong Sam Cho he will serve as Chief Financial Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Sam Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was issued 21,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed by us as Chief Financial Officer. Therefore, if Seong Sam Cho remains employed over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Doo Ho Choi he will serve as Chief Operating Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Doo Ho Choi will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was issued 8,000,000 shares under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36th of the shares for every month the employee is employed as Chief Operating Officer. Therefore, if Doo Ho Choi remains employed over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Based upon the aggregate grant date fair value calculated in accordance with SFAS No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note C to our December 31, 2007 financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE P – EMPLOYMENT CONTRACTS (Continued)

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

The total future commitments under these employment contracts, net of the repurchase provisions, are as follows:

2008	$20,869,333
2009	29,310,667
2010	20,983,333
$71,163,333