Form 10-Q
period 2008-03-31
Joytoto USA, Inc.
filed 2008-05-20
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2008, there were 153,612,510 shares of common stock, par value $0.001, issued and outstanding.

JOYTOTO USA, INC.

PART I – FINANCIAL INFORMATION

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

ITEM 1 Financial Statements

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	7,200	-
Prepaid expenses	8,741	3,527

Total current assets	15,941	3,527

Property and equipment, net of accumulated
depreciation of $6,924 and $9,001	17,827	19,904

Other assets
License Agreements, net of accumulated
amortization of $1,081,548 and $1,516,956	14,966,044	15,401,452
Goodwill	52,912	52,912
Deposits	403,090	3,072

Total other assets	15,422,046	15,457,436

Total Assets	$15,455,814	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$1,695
Accrued expenses and accounts payable	315,004	205,303
Due to affiliate	194,056	105,061
Loans payable to related parties	22,000	-
Loans payable	450,000	50,000

Total Current Liabilities	981,060	362,059

Stockholders' Equity
Common stock, authorized 300,000,000 shares; par value $0.001; 153,612,510 issued and outstanding at March 31, 2008 and December 31,2007, respectively	153,613	153,613
Additional paid-in-capital	72,126,368	65,876,368
Deficit accumulated during development stage	(57,805,227)	(50,911,173)

Total Stockholders’ Equity	14,474,754	15,118,808

Total Liabilities and Stockholders’ Equity	$15,455,814	$15,480,867

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development State Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			December 6, 2006
	For the 3 months ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Selling, general and administrative	6,456,569	-	56,215,537
Depreciation	2,077	-	7,883
Amortization	435,408	-	1,497,194

Total Costs and Expenses	6,894,054	-	57,720,614

NET LOSS	$(6,894,054)	$-	$(57,720,614)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.04)	$-	$(0.82)

WEIGHTED AVERAGE SHARES
OUTSTANDING	153,612,510	1,000	70,062,531

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			December 6, 2006
	For the 3 months ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,894,054)	$-	$(57,720,614)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	437,485	-	1,505,077
Stock based compensation	6,250,000	-	55,662,368
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(5,214)	-	(6,924)
(Increase) decrease in deposits	(400,018)	-	(400,018)
Increase (decrease) in accrued expenses	109,701	-	253,045
Increase (decrease) in due to affiliate	88,995	-	194,056

Net cash used in operating activities	(413,105)	-	(513,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	-	48,210

Net cash provided by investing activities	-	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	422,000	-	472,000
Bank overdraft	(1,695)	-	-

Net cash provided by financing activities	420,305	-	472,000

Net increase in cash	7,200	-	7,200

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$7,200	$-	$7,200

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	-	-	(48,210)
Prepaid expenses	-	-	(1,817)
Property and equipment	-	-	(26,828)
Accumulated depreciation	-	-	1,118
License agreement	-	-	(400,000)
Accumulated amortization	-	-	19,762
Goodwill	-	-	(52,912)
Deposits	-	-	(3,072)
Accrued expenses	-	-	11,959
Common stock	-	-	1
Additional paid-in-capital	-	-	499,999
Issuance of stock to acquire license agreements	-	-	16,083,000

See accompanying notes to financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Joytoto USA, Inc., amended annual report on Form 10-KSB/A for the year ended December 31, 2007.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $57,805,227 as of March 31, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUBSEQUENT EVENTS

On March 28, 2008, Joytoto Technologies, Inc. (“JTI”), our wholly-owned subsidiary received its first purchase order pursuant to its Worldwide Sales and Distribution Agreement dated June 11, 2007 by and between JTI and Joytoto Co., Ltd. (“Joytoto Korea”) our parent company. The initial purchase order was for the purchase of more than 15,000 mp3 players and was fulfilled and completed by JTI during the month of April. As such, during the month of April, the Company recorded revenue from this purchase order in the amount of $732,239.

See accompanying notes to financial statements.

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

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2008 and for the three months ended March 31, 2007 are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	For the Period December 6, 2006 (Inception) to March 31, 2008

Revenue	$-	$-	$-
Selling, general and administrative	6,456,569	-	56,215,537
Depreciation	2,077	-	7,883
Amortization	435,408	-	1,497,194
Total costs and expenses	6,894,054	-	57,720,614

Net Loss	$(6,894,054)	$-	$(57,720,614)

For the three months ended March 31, 2008 and for the period of our inception thru March 31, 2008 we have not had any revenues, and therefore no cost of sales for those periods. For the three months ended March 31, 2008 our selling, general and administrative expenses of $6,456,569 consisted primarily of $6,245,833 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $31,086 of payroll expenses, $148,649 of professional fees, and $4,608 of rent expense. For the three months ended March 31, 2007, we did not have any selling, general and administrative expenses. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life (see Note H to our consolidated financial statements for the year ended December 31, 2007).

Net Loss

Because we have had no revenues for the periods discussed, our total costs and expenses for each period is equal to our net loss for the same period.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. As of March 31, 2008, we have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of March 31, 2008	As of December 31, 2007	Change

Cash and cash equivalents	$7,200	$-	$7,200
Prepaid expenses	8,741	3,527	5,214
Total current assets	15,941	3,527	12,414
Property and equipment, net of accumulated depreciation of $6924 and $9,001	17,827	19,904	(2,077)
License Agreements, net of accumulated amortization of $1,081,548 and $1,516,956	14,966,044	15,401,452	435,408
Goodwill	52,912	52,912	-
Deposits	403,090	3,072	400,018
Total Assets	15,455,814	15,480,867	(25,053)
Bank overdraft	-	1,695	(1,695)
Accrued expenses and accounts payable	315,004	205,303	109,701
Due to affiliate	194,056	105,061	88,995
Loans payable to related parties	22,000	-	22,000
Loans payable	450,000	50,000	400,000
Total current liabilities	$981,060	$362,059	$619,001

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2008, we had a net loss from operations of ($6,894,054). This was offset by depreciation and amortization of $437,485, stock based compensation of $6,250,000, an increase in prepaid expenses of $5,214, an increase in deposits of $400,018, an increase in accrued expenses of $109,701, and an increase in the amount due to an affiliate (Joytoto Korea) of $88,995, for total cash used in our operating activities of $413,105.

Investments

We had no cash provided by investments for the three months ended March 31, 2008.

Financing

Our cash flows from financing activities totaled $420,305, from $422,000 in loan proceeds offset by ($1,695) from repayment of our bank overdraft account.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Valuation of License Agreements

We account for goodwill and license agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.  Intangible assets and license agreements, other than goodwill, with definite lives will be amortized over their useful lives ranging from 3 to 10 years. We periodically evaluate the reasonableness of the useful lives of these intangible assets.  The license agreements were valued on our balance sheet as follows:

A. Upon execution of the Master License Agreement we issued Joyon Korea thirty million (30,000,000) common shares as consideration. Prior to the acquisition of the Master License Agreement we had an independent business valuation performed whereby our enterprise value was calculated to be $0.1799 per share. Accordingly, the shares issued for the license were valued at $0.1799 per share.

B. Prior to the acquisition of the Exclusive Distributorship Agreement we had an independent business valuation performed whereby our enterprise value was calculated to be $0.3562 per share. Accordingly, the shares issued for the license agreement were valued at $0.3562 per share.

C. License agreements are comprised of the following:

	March 31, 2008	Estimated Useful Life

Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

Less: accumulated amortization	1,516,956

	$14,966,044

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4T Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2008.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

There are no material changes to the legal proceedings in our most recent Annual Report on Form 10-K/A.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended March 31, 2008.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

On March 28, 2008, Joytoto Technologies, Inc. (“JTI”), our wholly-owned subsidiary received its first purchase order pursuant to its Worldwide Sales and Distribution Agreement dated June 11, 2007 by and between JTI and Joytoto Co., Ltd. (“Joytoto Korea”) our parent company. The initial purchase order was for the purchase of more than 15,000 mp3 players and was fulfilled and completed by JTI during the month of April. As such, during the month of April, we recorded revenue from this purchase order in the amount of $732,239, which will be reflected in our Form 10-Q for the quarter ended June 30, 2008.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (5)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joytoto USA, Inc.

Dated: May 20, 2008	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President