Form 10-Q
period 2008-06-30
Joytoto USA, Inc.
filed 2008-08-19
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2008, there were 153,612,510 shares of common stock, par value $0.001, issued and outstanding ..

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

ITEM 1 Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)

JOYTOTO USA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	28,767	-
Prepaid expenses	7,278	3,527

Total current assets	36,045	3,527

Property and equipment, net of accumulated depreciation of $6,924 and $9,001	15,750	19,904

Other assets
License Agreements, net of accumulated amortization of $1,952,364 and $1,081,548	14,530,636	15,401,452
Goodwill	52,912	52,912
Other receivable	10,000	-
Deposits	203,090	3,072
Total other assets	14,796,638	15,457,436

Total Assets	$14,848,433	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$1,695
Accrued expenses and accounts payable	565,687	205,303
Due to affiliate	194,056	105,061
Loans payable to related parties	15,000	-
Loans payable	-	50,000
Other payable	5,168	-
Total Current Liabilities	779,911	362,059

Stockholders' Equity
Common stock, authorized 300,000,000 shares; par value $0.001; 153,612,510 issued and outstanding at June 30, 2008 and December 31,2007, respectively	153,613	153,613
Additional paid-in-capital	78,376,368	65,876,368
Accumulated deficit	(64,461,459)	(50,911,173)

Total Stockholders’ Equity	14,068,522	15,118,808

Total Liabilities and Stockholders’ Equity	$14,848,433	$15,480,867

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 6 months ended June 30,		For the 3 months ended June 30,
	2008	2007	2008	2007

REVENUES	$732,239	$-	$732,239	$-

COST OF GOODS SOLD	667,142	-	667,142	-

NET PROFIT	65,097	-	65,097	-

GENERAL EXPENSES
Selling, general and administrative	12,740,412	96,472	6,286,844	96,472
Depreciation	4,154	1,652	2,077	1,652
Amortization	870,817	190,969	435,408	190,969

Total Costs and Expenses	13,615,383	289,093	6,724,329	289,093

NET LOSS	$(13,550,286)	$289,093	$(6,659,232)	$289,093

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.09)	$(0.02)	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	153,612,510	17,361,211	153,612,510	1,000

See accompanying notes to consolidated financial statements.

JOYTOTO USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 6 months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,550,286)	$(289,093)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	874,970	192,621
Stock based compensation	12,500,000	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(3,751)	1,369
(Increase) decrease in other receivable	(10,000)	(11,500)
(Increase) decrease in deposits	(200,018)	-
Increase (decrease) in accrued expenses	360,384	48,565
Increase (decrease) in other payable	5,168	-
Increase (decrease) in due to affiliate	88,995	20,000

Net cash used in operating activities	65,462	(38,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	48,210

Net cash provided by investing activities	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment loan	(50,000)
Loan proceeds	15,000	-
Bank overdraft	(1,695)	-

Net cash provided by financing activities	(36,695)	-

Net increase in cash	28,767	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$28,767	$10,172

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	-	(48,210)
Prepaid expenses	-	(1,817)
Property and equipment	-	(26,828)
Accumulated depreciation	-	1,118
License agreement	-	(400,000)
Accumulated amortization	-	19,762
Goodwill	-	(52,912)
Deposits	-	(3,072)
Accrued expenses	-	11,959
Common stock	-	1
Additional paid-in-capital	-	499,999
Issuance of stock to acquire license agreements	-	16,083,000

See accompanying notes to financial statements.

JOYTOTO USA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Joytoto USA, Inc., amended annual report on Form 10-KSB/A for the year ended December 31, 2007.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $64,461,459 as of June 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”) , and Joyon Entertainment Co., Ltd, a Korean company, to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. Effective on October 31, 2007, our name was changed to Joytoto USA, Inc. and our common stock commenced trading under the new symbol “JYTO”.

We are a majority owned subsidiary of Joytoto Korea. We have one wholly-owned subsidiary, JEI, and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which are wholly-owned subsidiaries of JEI.

On October 31, 2007, we divested our two subsidiaries and acquired Joyon Entertainment, Inc., and its two wholly-owned subsidiaries, Joytoto America, Inc. and Joytoto Technologies, Inc. The discussion below concerns the business operations of our new subsidiaries, which are engaged in the business of providing online gaming services and MP3 and other technical products.

Our business is conducted through our two wholly-owned subsidiaries, Joytoto Technologies and Joytoto America. Both were acquired by Joyon Entertainment, Inc., in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated revenue of $732,239 in the second quarter through Joytoto Technologies. Even though we had revenue from the second quarter of 2008 and we will have revenues continuously, we will continue to operate at a loss until at least the fourth quarter of 2008. There can be no assurance, however, that we will achieve all or any part of our anticipated revenue goals. All of our revenue goals are based on our MP3 products business, but we are planning to open an online game portal at the beginning of next year. The online game business operated Joytoto America will be a cash cow business model for us.

On February 20, 2008, we entered into an Agreement to Manufacture, Supply and Market with Hyundai RFmon Corp. (“Hyundai”), a United States distributor of electronic products. Pursuant to this agreement, upon receipt of an initial purchase order from Hyundai of a minimum of $10 million, the Company will manufacture, market and supply to Hyundai various electronic and digital products, including, but not limited to, ATM machines, DVD download dispensers and smart teller machines. This agreement will remain in effect until December 31, 2012.

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

On April 18, 2007, JAI entered into a Master License Agreement with Joytoto Korea, and Joyon Entertainment Co., Ltd., a Korean company (collectively, the “Licensors”), whereby JAI acquired an exclusive license to operate an online game service, using four online video games developed by the Licensors, in the United States, for a period of ten years . In addition, JAI has the option to enter into an exclusive license to provide an additional twenty online video games through its online game service.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2008 and for the three months ended June 30, 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30 2007

Revenue	$732,239	$0-
Cost of goods sold	667,142	-
Net profit	65,097	-
Selling, general and administrative	6,286,844	96,472-
Depreciation	2,077	1,652-
Amortization	435,408	190,969-
Total costs and expenses	6,724,329	289,093-

Net Loss	$(6,659,232)	289,093-

For the three months ended June 30, 2008 we had revenue in the amount of $732,239 For the three months ended June 30, 2008 our general and administrative expenses was $6,286,844. General and administrative expenses primarily consists of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements. Depreciation was due to the purchase of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2008 and for the six months ended June 30, 2007 are as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenue	$732,239	$0-
Cost of goods sold	667,142	-
Net profit	65,097	-
Selling, general and administrative	12,740,412	96,472-
Depreciation	4,154	1,652-
Amortization	870,817	190,969-
Total costs and expenses	13,615,383	289,093-

Net Loss	$(13,550,286)	289,093-

For the six months ended June 30, 2008 and for the period of our inception thru June 30, 2008 we have had revenue of the $732,239. For the six months ended June 30, 2008 our general and administrative expenses was $12,740,412.  General and adminstrative expenses primarily  consists of $12,500,000 in stock based compensation due to the shares granted to our executive officers under their agreements. Depreciation was due to the purchase of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life

Net Loss

Even though we have generated $732,239 during the second quarter from selling MP3 players to BestBuy, our net loss is $(13,550,286) because we didn’t generate revenues before the second quarter since the consummation of our merger on October 31, 2007.

Liquidity and Capital Resources

Introduction

Our primary assets consist of the two online game license agreements and our Exclusive MP3 Distributorship Agreement. As of June 30, 2008, we began to generate revenue through the Exclusive Distributorship Agreement.  We have very few assets since we have begun operations from October 31, 2007. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of June 30, 2008	As of December 31, 2007	Change

Cash and cash equivalents	$28,767	$-	$28,767
Prepaid expenses	7,278	3,527	3,751
Total current assets	36,045	3,527	32,518
Property and equipment, net of accumulated depreciation	15,750	19,904	(4,154)
License Agreements, net of accumulated amortization of $1,952,364 and $9,001	14,530,636	15,401,452	(870,816)
Goodwill	52,912	52,912	-
Other receivable	10,000	-	10,000
Deposits	203,090	3,072	200,018
Total Assets	14,848,433	15,480,867	(632,434)
Bank overdraft	-	1,695	(1,695)
Accrued expenses and accounts payable	565,687	205,303	360,384
Due to affiliate	194,056	105,061	88,995
Loans payable to related parties	15,000	-	15,000
Loans payable	-	50,000	(50,000)
Other payable	5,168	-	5,168
Total current liabilities	$779,911	$362,059	$417,852

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements. We need construction cost of the online game portal and material cost of manufacturing consumer items because we are planning to provide online game service in the US and to manufacture consumer electronics goods such as our MP3 player.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2008, we had a net loss from operations of ($13,550,286). This was offset by depreciation and amortization of $874,970 stock based compensation of $12,500,000, an increase in prepaid expenses of $3,751, an increase in deposits of $200,018, an increase in accrued expenses of $360,384 an increase in other payables of $5,168, and an increase in the amount due to an affiliate (Joytoto Korea) of $88,995, for total cash used in our operating activities of $65,462.

Investments

We had no cash provided by investments for the six months ended June 30, 2008.

Financing

Our cash flows from financing activities totaled $36,695, from $35,000 in net loan proceeds offset by ($1,695) from repayment of our bank overdraft account.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Valuation of License Agreements

We account for goodwill and license agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.  Intangible assets and license agreements, other than goodwill, with definite lives will be amortized over their useful lives ranging from 3 to 10 years. We periodically evaluate the reasonableness of the useful lives of these intangible assets.  The license agreements were valued on our balance sheet as follows:

A. Upon execution of the Master License Agreement, we issued Joyon Korea thirty million (30,000,000) common shares as consideration. Prior to the acquisition of the Master License Agreement we had an independent business valuation performed whereby our enterprise value was calculated to be $0.1799 per share. Accordingly, the shares issued for the license were valued at $0.1799 per share.

B. Prior to the acquisition of the Exclusive Distributorship Agreement, we had an independent business valuation performed whereby our enterprise value was calculated to be $0.3562 per share. Accordingly, the shares issued for the license agreement were valued at $0.3562 per share.

C. License agreements are comprised of the following:

	June 30, 2008	Estimated Useful Life

Pang Pang License	$400,000	3 years
North American Master License	5,397,000	10 years
Exclusive Distributorship	10,686,000	10 years

Less: accumulated amortization	1,952,364	1,952,364

	$14,530,636	14,530,636

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

ITEM 4T  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

There are no material changes to the legal proceedings in our most recent Quarterly Report on Form 10-Q.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2008.

ITEM 3  Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4  Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5  Other Information

ITEM 6  Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (5)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (6)	Agreement to Manufacture, Supply and Market, dated February 20, 2008, by and among Hyundai RFmon Corp. and Joytoto USA, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joytoto USA, Inc.

Dated: August 19, 2008	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President