Form 10-Q
period 2008-09-30
Pollex, Inc.
filed 2008-11-19
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 000-49933

Pollex, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

3000 Scott Boulevard, Suite 206 Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code (408) 970-8050

Joytoto USA, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2008, there were 5,120,417shares of common stock, par value $0.001, issued and outstanding ..

POLLEX, INC.

PART I - FINANCIAL INFORMATION

Effective on October 24, 2008, the transaction described in Item 4 of this Quarterly Report was completed, and as a result, our name was changed to Pollex, Inc. and our common stock commenced trading under the new symbol “PLLX.”

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

ITEM 1   Financial Statements

POLLEX, INC.
(formerly Joytoto USA, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,517	$-
Prepaid expenses	6,837	3,527

Total current assets	14,354	3,527

Property and equipment, net of accumulated
depreciation of $13,156 and $9,001	13,672	19,904

Other assets
License Agreements, net of accumulated
amortization of $2,387,773 and $1,081,548	5,000,000	15,401,452
Goodwill	52,912	52,912
Other receivable	-	-
Deposits	203,090	3,072

Total other assets	5,256,002	15,457,436

Total Assets	$5,284,028	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$1,695
Accrued expenses and accounts payable	572,071	205,303
Due to affiliate	194,056	105,061
Loans payable to related parties	58,400	-
Loans payable	-	50,000
Other payable	5,200	-

Total Current Liabilities	829,727	362,059

Stockholders' Equity
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,120,417 issued and outstanding
at September 30, 2008 and December 31,2007, respectively	5,120	5,120
Additional paid-in-capital	84,774,861	66,024,861
Accumulated deficit	(80,325,680)	(50,911,173)

Total Stockholders’ Equity	4,454,301	15,118,808

Total Liabilities and Stockholders’ Equity	$5,284,028	$15,480,867

See accompanying notes to consolidated financial statements.

POLLEX, INC.
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$-	$-	$732,239	$-

COST OF GOODS SOLD	-	-	667,142	-

NET PROFIT	-	-	65,097	-

GENERAL EXPENSES
Selling, general and administrative	6,331,509	-	19,071,920	96,472
Impairment of license agreements	9,095,227	-	9,095,227	-
Depreciation	2,078	2,078	6,232	4,847
Amortization	435,408	435,408	1,306,225	646,139

Total Costs and Expenses	15,864,222	437,486	29,479,604	747,458

NET LOSS	$(15,864,222)	$(437,486)	$(29,414,507)	$(747,458)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(3.10)	$(0.76)	$(5.74)	$(1.29)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,120,417	578,707	5,120,417	578,707

See accompanying notes to consolidated financial statements.

POLLEX, INC.
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,414,507)	$(747,458)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,312,457	650,986
Impairment of license agreements	9,095,227	-
Stock based compensation	18,750,000	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(3,310)	1,369
(Increase) decrease in other receivable	-	(11,500)
(Increase) decrease in deposits	(200,018)	-
Increase (decrease) in accrued expenses	366,768	48,565
Increase (decrease) in other payable	5,200	-
Increase (decrease) in due to affiliate	88,995	20,000

Net cash used in operating activities	812	(38,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	48,210

Net cash provided by investing activities	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(50,000)	-
Loan proceeds	58,400	-
Bank overdraft	(1,695)	-

Net cash provided by financing activities	6,705	-

Net increase in cash	7,517	10,172

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$7,517	$10,172

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	-	(48,210)
Prepaid expenses	-	(1,817)
Property and equipment	-	(26,828)
Accumulated depreciation	-	1,118
License agreement	-	400,000
Accumulated amortization		19,762
Goodwill	-	(52,912)
Deposits	-	(3,072)
Accrued expenses	-	11,959
Common stock	-	1
Additional paid-in-capital	-	499,999
Issuance of stock to acquire license agreements	-	16,083,000

See accompanying notes to consolidated financial statements.

POLLEX, INC.
(formerly Joytoto USA, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $80,325,680 as of September 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – REVERSE STOCK SPLIT

On September 12, 2008, a majority of our shareholders voted in favor of certain actions to be taken, which were made effective on October 24, 2008.  The shareholders approved an amendment to our Articles of Incorporation, changing our name to Pollex, Inc.; an amendment to our Articles of Incorporation effecting a reverse stock split of all of the outstanding shares of our Common Stock on a 1 for 30 basis; and an amendment to our Articles of Incorporation to change our currently authorized Preferred Stock to “Blank Check” Preferred Stock (the “Actions”).  A definitive information statement on Schedule 14C was filed with the SEC on September 25, 2008 and mailed to our shareholders on or about October 1, 2008.  Shareholders holding 115,000,000 shares of our Common Stock voted in favor of the Actions.  Our Board of Directors approved the Actions on September 12, 2008.

The consolidated financial statements have been retroactively revised to reflect the effect of the reverse stock split.

NOTE D – IMPAIRMENT OF LICENSE AGREEMENTS

At September 30, 2008, the Company reviewed its license agreements for impairment due to the deteriorating market for consumer goods in the US. Therefore the Company reviewed and adjusted its discounted cash flow projections. As a result of this assessment, the Company determined that the value of its license agreements were $5,000,000. As such, an impairment charge of $9,095,227 was recorded to reduce the carrying amount of the license agreements to fair value.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Pollex, Inc., formerly Joytoto USA, Inc., formerly BioStem, Inc. (the “Company,” “we,” and “us”) was incorporated on November 2, 2001, in the State of Nevada, as Web Views Corporation. In June 2003, we acquired 100% of the issued and outstanding shares of Cascade Mountain Mining Corp., pursuant to an exchange agreement. As a result of the acquisition and the change in focus of our business, on June 17, 2003, we changed our name from Web Views Corporation to Cascade Mountain Mining Company, Inc.

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

On October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”) , and Joyon Entertainment Co., Ltd, a Korean company(“Joyon Korea”), to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. Effective on October 31, 2007, our name was changed to Joytoto USA, Inc. and our common stock commenced trading under the new symbol “JYTO”.

We are a majority owned subsidiary of Joytoto Korea. We have one wholly-owned subsidiary, JEI, and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which are wholly-owned subsidiaries of JEI.

On October 31, 2007, we divested our two subsidiaries and acquired JEI., and its two wholly-owned subsidiaries, JAI andJTI The discussion below concerns the business operations of our new subsidiaries, which are engaged in the business of providing online gaming services and MP3 and other technical products.

Our business is conducted through our two wholly-owned subsidiaries, JTI and JAI. Both were acquired by JEI, in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated revenue of $732,239 in the second quarter of 2008 through JTI. Even though we had revenue from the second quarter of 2008 and we expect to have revenues continuously, we will continue to operate at a loss until at least the fourth quarter of 2008. There can be no assurance, however, that we will achieve all or any part of our anticipated revenue goals. All of our revenue goals are based on our MP3 products business, but we are planning to open an online game portal at the beginning of next year. The online game business operated by JAI will be a cash cow business model for us.

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

On April 18, 2007, JAI entered into a Master License Agreement with Joytoto Korea, and Joyon Korea (collectively, the “Licensors”), whereby JAI acquired an exclusive license to operate an online game service, using four online games developed by the Licensors, in the United States, for a period of ten years . In addition, JAI has the option to enter into an exclusive license to provide an additional twenty online games through its online game service.

On October 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Pollex, Inc., thus resulting in our symbol change to “PLLX”, effective October 24, 2008.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Introduction

We did not have net sales in the three months ended September 30, 2008 or September 30, 2007. Our net sales for the third quarter of 2008 were 100% less than the second quarter of 2008, which were $ 65,097. Our net sales decreased during the third quarter of 2008 primarily because no orders were generated and new products are still in development.

Net Sales, Total Costs and Expenses, and Net Loss

Our net sales, total costs and expenses, and net loss for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2008	Percentage Change

Net Sales	$0	$0	-
Total Costs and Expenses	437,486	15,864,222	3,526%

Net Loss	$(437,486)	$(15,864,222)	3,526%

Total costs and expenses were $15,864,222 for the third quarter of 2008, a 3,526% increase compared to $437,486 for the third quarter of 2007. This increase for the third quarter of 2008 versus 2007 was due to the impairment of the Company's license agreements of $9,095,227 and stock based compensation of $6,250,000 due to the shares granted to our executive officers under their agreements.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Introduction

Our net sales for the first nine months of 2008 were 100% greater than the first nine months of 2007, at $65,097 compared to $0. This increase was due to orders in the second quarter of 2008.

Net Sales, Total Costs and Expenses, and Net Loss

Our net sales, total costs and expenses and net loss for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2008	Percentage Change

Net Sales	$0	$65,097	100%
Total Costs and Expenses	747,458	29,479,604	3,844%

Net Loss	$(747,458)	$(29,414,507))	3,835%

Total costs and expenses were $29,479,604 for the first nine months of 2008, a 3,844% increase compared to $747,458 for the first nine months of 2007. This increase for the first nine months of 2008 versus 2007 was primarily the result of amortization of online game licenses of $1,306,225, the impairment of the Company's license agreements of $9,095,227 and stock based compensation of $18,750,000 due to the shares granted to our executive officers under their agreements.

Liquidity and Capital Resources

Introduction

Our cash, accounts receivable, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2008, as compared to December 31, 2007 and June 30, 2008, were as follows:

	Sept 30,	December 31,
	2008	2007

Cash	$7,517	-
Total current assets	14,354	3,527
Total assets	5,284,028	15,480,867
Total current liabilities	829,727	362,059
Total liabilities	829,727	362,059

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months. Our cash is utilized primarily for marketing, manufacture, payroll, general and administrative expenses, and professional fees associated with being a public, reporting company. We anticipate fulfilling our cash needs primarily through the sale of our common stock or from loans from our officers. We do not anticipate to divert funds to other purposes by any cash flows as a result of operations in the next twelve months for the present.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the nine months ended September 30, 2008 and 2007 were $812 and $(38,038), respectively. For the nine months ended September 30, 2008, the net cash used in operations came primarily from the amortization of the Master License Agreement for online games.

Investing

Net cash provided by (used in) investing activities for the nine months ended September 30, 2008 and 2007 were $0 and $0, respectively.

Financing

Net cash provided by (used in) financing activities for the nine months ended September 30, 2008 and 2007 were $6,705 and $0, respectively. For the nine months ended September 30, 2008, the net cash provided by financing activities came primarily from loan proceeds.

Critical Accounting Policies

The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

PART II -   OTHER INFORMATION

ITEM 1 Legal Proceedings

Consumer Protection Corporation vs. Neo-Tech News, Joytoto USA, Inc., Joyon Entertainment, Inc., ABC Defendants 1-50.

On September 30, 2008 and October 10, 2008, our registered agent was served a summons and complaint for Joytoto USA, Inc. and Joyon Entertainment Inc., respectively, alleging, among other things, the use of a telephone facsimile machine, computer or other device to send an unsolicited facsimile advertisement to a telephone facsimile line violates the TCPA, pursuant to Arizona Revised Statutes §44-1482(c).  This case was brought in the Superior Court in the State of Arizona.

ITEM 1A Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

On September 12, 2008, a majority of our shareholders voted in favor of certain actions to be taken, which were made effective on October 24, 2008.  The shareholders approved an amendment to our Articles of Incorporation, changing our name to Pollex, Inc.; an amendment to our Articles of Incorporation effecting a reverse stock split of all of the outstanding shares of our Common Stock on a 1 for 30 basis; and an amendment to our Articles of Incorporation to change our currently authorized Preferred Stock to “Blank Check” Preferred Stock (the “Actions”).  A definitive information statement on Schedule 14C was filed with the SEC on September 25, 2008 and mailed to our shareholders on or about October 1, 2008.  Shareholders holding 115,000,000 shares of our Common Stock voted in favor of the Actions.  Our Board of Directors approved the Actions on September 12, 2008.

ITEM 5   Other Information

ITEM 6   Exhibits

3.1	Certificate of Amendment to Articles of Incorporation dated October 21, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joytoto USA, Inc.

Date: November 19, 2008	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President