Form 10-K
period 2008-12-31
Pollex, Inc.
filed 2009-04-15
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Aggregate market value of the voting stock held by non-affiliates: $115,949 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 1,288,333 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2009, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

Pollex, Inc .

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

On October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”) , and Joyon Entertainment Co., Ltd, a Korean company(“Joyon Korea”), to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 3,833,333 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. Effective on October 31, 2007, our name was changed to Joytoto USA, Inc. and our common stock commenced trading under the new symbol “JYTO”.

We are a majority owned subsidiary of Joytoto Korea. We have one wholly-owned subsidiary, JEI, and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which are wholly-owned subsidiaries of JEI.

On October 31, 2007, we divested our two subsidiaries and acquired JEI., and its two wholly-owned subsidiaries, JAI and JTI The discussion below concerns the business operations of our new subsidiaries, which are engaged in the business of providing online gaming services and MP3 and other technical products.

Our business is conducted through our two sub-subsidiaries, JTI and JAI. Both were acquired by JEI, in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated revenue of $732,239 in the second quarter of 2008 through JTI. Even though we had revenue from the second quarter of 2008, we have operated at a loss for the year of 2008. All of our revenue goals are based on our MP3 products business, but we are planning to open an online game portal at the beginning of next year. The online game business operated by JAI will be a cash cow business model for us.

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

Through our sub-subsidiary, JTI, we are a virtual, original equipment manufacturer (“OEM”) of consumer electronics for retailers located throughout the world. Effective on June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea, whereby JTI was appointed as the exclusive worldwide distributor of Joytoto Korea’s MP3 products and other consumer electronic devices. Joytoto Korea will complete all purchase orders existing or pending as of the date of the Exclusive Distributorship Agreement. Joytoto Korea has transferred all of its MP3 products business as described in the Exclusive Distributorship Agreement to fulfill all new purchase orders for such products. We have entered into direct contractual relationships with Joytoto Korea’s primary customers.

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

On October 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation to effect a reverse split on a one for thirty basis and to change our name to Pollex, Inc., thus resulting in our symbol change to “PLLX”, effective October 24, 2008.  Share and per share information in this filing give effect to this reverse split.

Products and Services

Our operations are organized into two business segments: Consumer Electronics and Online Games. Neither of our business segments has generated any revenues.

Consumer Electronics

Through our sub-subsidiary, JTI, we are a virtual, original equipment manufacturer (“OEM”) of consumer electronics for retailers located throughout the world. Effective on June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea, whereby JTI was appointed as the exclusive worldwide distributor of Joytoto Korea’s MP3 products and other consumer electronic devices. Joytoto Korea has completed all purchase orders existing or pending as of the date of the Exclusive Distributorship Agreement. In addition, JTI has fulfilled additional purchase orders. We have entered into direct contractual relationships with Joytoto Korea’s primary customers.

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

In addition to the relationships with Best Buy and Reigncom, we are actively seeking partnerships with other leading retailers and consumer electronics brands globally. We intend to expand our product offerings to include Bluetooth devices and other digital multimedia peripherals.

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

As of December 31, 2008, we generated revenue of $732,239 through JTI.

Online Games

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

Of the Licensors games, JAI is licensed to operate the MMORPG(Massively Multiplayer Online Role-Playing Game), “The Great Merchant” in the United States. The game is currently in translation development and is planning to be in open beta service by the second quarter of 2009.

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

Company has contacted various multimedia and product companies in the Asia region for outsourcing. The ultimate goal would be to provide our VARs with value quality and competitive consumer electronics.

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

JTI has taken over the contractual arrangements from Joytoto Korea. Currently there is only one customer with which business is being conducted. If we are unable continue this contractual arrangement, or future ones, either due to an inability to or if we lose these customer accounts before they generate any revenue over our losses, our business would substantially suffer.

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

Our share ownership is concentrated.

Joytoto Co. Ltd., a Korean company, beneficially owns approximately 42.3% of our voting shares (including shares owned by its wholly-owned subsidiary, Joyon Entertainment Co., Ltd.). As a result, this stockholder can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, this stockholder may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of this stockholder may not always coincide with the interests of our other stockholders.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $36,212,363 and $50,821,559 in 2008 and 2007 and accumulated deficit of $87,123,536 at December 31, 2008 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

ITEM 2 - PROPERTIES

Joytoto America, Inc., a wholly-owned subsidiary of Joyon Entertainment, Inc., leases approximately 1,800 square feet of office space in Santa Clara, California, for $3,072 per month pursuant to the terms of a one (1) year lease agreement commencing March 1, 2008 and ending February 28, 2009.

ITEM 3 - LEGAL PROCEEDINGS

Consumer Protection Corporation v. Neo-Tech News, a fictitiously named Defendant whose true legal identity is not known by Plaintiff, Joytoto USA, Inc., Joyon Entertainment, Inc., ABC Defendants 1-50, United States District Court for the District of Arizona, Case No. 08-1953-PHX-JAT

Plaintiff commenced this action on or about September 24, 2008, by the filing of a Complaint.  Plaintiff asserts claims arising from an alleged unsolicited facsimile concerning the Company.  Plaintiff alleges that the Company paid Neo-Tech News to broadcast the facsimile to Plaintiff as well as other members of the proposed class.  Based upon these allegations, Plaintiff asserts claims for violations of the Telephone Consumer Protection Act, declaratory judgment, civil conspiracy, and aiding and abetting.  Plaintiff seeks class certification, injunctive relief, damages in accordance with the Telephone Consumer Protection Act, costs, attorneys’ fees, and costs.

On December 8, 2008, the Company filed a motion to dismiss the Complaint.  On January 5, 2009, Plaintiff filed its response in opposition to the motion to dismiss.  On January 14, 2009, the Company filed its reply to the response.  The court has yet to rule on the motion to dismiss.  The Company denies the material allegations in the Complaint and intends to vigorously defend this action.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2008, a majority of our shareholders voted in favor of certain actions to be taken, which were made effective on October 24, 2008.  The shareholders approved an amendment to our Articles of Incorporation, changing our name to Pollex, Inc.; an amendment to our Articles of Incorporation effecting a reverse stock split of all of the outstanding shares of our Common Stock on a 1 for 30 basis; and an amendment to our Articles of Incorporation to change our currently authorized Preferred Stock to “Blank Check” Preferred Stock (the “Actions”).  A definitive information statement on Schedule 14C was filed with the SEC on September 25, 2008 and mailed to our shareholders on or about October 1, 2008.  Shareholders holding 3,833,333 shares of our Common Stock voted in favor of the Actions.  Our Board of Directors approved the Actions on September 12, 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board.  Our trading symbol was changed to PLLX effective October 24, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, plus the first quarter of 2008, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2007	First Quarter	$2.33	$0.35
	Second Quarter	$2.46	$0.21
	Third Quarter	$0.22	$0.06
	Fourth Quarter	$2.00	$0.00

2008	First Quarter	$0.95	$0.30
	Second Quarter	$0.68	$0.30
	Third Quarter	$9.90	$0.285
	Fourth Quarter	$0.51	$0.04

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

There are currently warrants outstanding to acquire an aggregate of 700,000 shares of our common stock at an exercise price of $3.00 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 246,666 shares of our common stock at an exercise price of $10.50 per share which were issued to three consultants as part of the acquisition of JEI.

The number of holders of record of shares of our common stock is 32.

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

Results of Operations

Introduction

Our business is conducted through our two sub-subsidiaries, Joytoto America and Joytoto Technologies. Both were acquired by Joyon Entertainment, Inc., in the second quarter of 2007, and both were formed in the third quarter of 2006, and thus we have no operations, other than some simple formation activities, for comparison purposes in prior periods. We have revenue of $732,239 for second quarter of 2008. There can be no assurance, however, that we will achieve all or any part of our anticipated revenue goals..

Year ended December 31, 2008 compared to the Year ended December 31, 2007

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2008 and for the year ended December 31, 2008 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008
Revenue	$-	$732,239
Cost of goods sold	-	667,142
Selling, general and administrative	49,753,967	25,489,864
Impairment of license agreements	-	9,095,226
Depreciation	5,806	8,309
Amortization	1,061,786	1,460,630
Allowance for bad debts	-	200,000
Research and development	-	15,426
Total costs and expenses	50,820,776	36,936,597

Net Loss	$(50,821,559)	$(36,212,363)

Revenue

Total revenue for the year ended December 31, 2008 was $732,239, compared to $-0- for the year ended December 31, 2007.  The increase of $732,239 was primarily due to revenue generated from a sale by JTI to Best Buy that occurred in the 2nd quarter of 2008 under the Exclusive Distributorship Agreement with Joytoto Korea.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2008 was $25,489,864 compared to $49,753,184.  The decrease of $24,263,320 or 48% was primarily due to a decrease in stock based compensation in 2008, from $49,412,367 in 2007 to $25,000,000 in 2008.  The additional stock based compensation in 2007 related to the 946,667 warrants issued in 2007 for the acquisition of JEI and for consulting services.  The value of these warrants was $39,245,700.  The Company also issued common stock valued at $6,000,000 to consultants in 2007.  These decreases in stock based compensation in 2008 were offset by an increase in the value of the shares earned by Management under their employment contracts, which increased from $4,166,667 in 2007 to $25,000,000 in 2008.

Impairment of license agreements

Depreciation increased to $9,095,226 for the year ended December 31, 2008 from $0 for the year ended December 31, 2007.  This impairment was recognized based upon Management’s review of its license agreements in 2008.  The deteriorating market for consumer goods in the US resulted in the Company reducing its initial cash flow projections and a resulting impairment loss.

Depreciation

Depreciation increased to $8,309 for the year ended December 31, 2008 from $5,806 for the year ended December 31, 2007.  The increase of $2,503 or 43% was primarily due to the fact that the Company’s fixed assets were acquired in 2007 and thus not depreciated for the entire fiscal year.

Amortization

Amortization increased to $1,460,630 for the year ended December 31, 2008 from $1,061,786 for the year ended December 31, 2007.  The increase of $398,844 or 38% was primarily due to the fact that the Company’s intangible assets were acquired in 2007 and thus not amortized for the entire fiscal year.

Allowance for bad debts

At December 31, 2008, an allowance for potential uncollectibility of $200,000 was established against a Deposit made with a supplier in Korea.  The Company initially deposited $400,000, of which $200,000 was returned.  The Company has demanded payment from the supplier and filed suit in Korea to recover this remaining amount.  The Company has also obtained the right to collect receivables of this supplier to be used to pay off the deposit.  Since ultimate collectibility of this amount is not certain, the Company has established this allowance.

Net Loss

Our Net Loss for the year ended December 31, 2008 was $36,212,363 compared to $50,821,559 for the year ended December 31, 2007.  This decrease of $14,609,196 or 29% was primarily attributable to the decrease in stock based compensation of $24,412,367 offset by the increase in the impairment of the license agreements of $9,095,226.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. We have not begun to generate revenue from the two online game license agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the year ended December 31, 2008, we had a net loss from of $36,212,363.  This was offset by depreciation and amortization of  $1,468,939, stock based compensation of $25,000,000,  an impairment on the Company’s license agreements of $9,095,226, a decrease in prepaid expenses of $3,527, an increase in deposits of $18, an increase in accrued expenses of $319,648 and an increase in amounts due to affiliates of $88,995, for total cash used in operating activities of $236,046.

For the year ended December 31, 2007, we had a net loss of ($50,821,559). This was offset by depreciation and amortization of $1,067,592, stock based compensation of $49,412,367, a increase in prepaid expenses of $1,710, an increase in accrued expenses of $138,344, and an increase in the amount due to an affiliate (Joytoto Korea) of $105,061, for total cash used in our operating activities of $99,905.

Our revenue for the year ended December 31, 2008 was $732,239 .We had no revenues for the year ended December 31, 2007, and thus generated no cash from operations.

Investments

For the year ended December 31, 2007, we increased our cash by $48,210 as a result of the acquisition of Joytoto America and Joytoto Technologies.

Financing

For the year ended December 31, 2008, our cash flows from financing activities totaled $244,705, from $296,400 in loan proceeds offset by and the repayment of $50,000 in loans and $1,695 from our bank overdraft account.

For the year ended December 31, 2007, our cash flows from financing activities totaled $51,695, from $50,000 in loan proceeds and $1,695 from our bank overdraft account.

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

C.   License agreements are comprised of the following:

	December 31,		Estimated
	2008	2007	Useful Life
Pang Pang License	$279,373	$400,000	3 years
North American Master License	2,419,444	5,397,000	10 years
Exclusive Distributorship	4,688,957	10,686,000	10 years
	7,387,774	16,483,000

Less: accumulated amortization	(2,542,178)	(1,081,548)

	$4,845,596	$15,401,452

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).  Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)
AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying consolidated balance sheets of Pollex, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company incurred net losses of $36,212,363 and $50,821,559 in 2008 and 2007 and had an accumulated deficit of $87,123,536 at December 31, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 10, 2009

Pollex, Inc. and Subsidiary
(Formerly Joytoto USA, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$8,659	$-
Prepaid expenses	-	3,527
Total current assets	8,659	3,527

Property and equipment, net of accumulated depreciation of $15,233 and $6,924	11,595	19,904

Other assets
License Agreements, net of accumulated amortization of $2,542,178 and $1,081,548	4,845,596	15,401,452
Goodwill	52,912	52,912
Deposits, less allowance for potential uncollectibility of $200,000 and $0.	3,090	3,072
Total other assets	4,901,598	15,457,436
Total Assets	$4,921,852	$15,480,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$1,695
Accrued expenses and accounts payable	524,951	205,303
Due to affiliate	194,056	105,061
Loans payable	296,400	50,000

Total Current Liabilities	1,015,407	362,059

Stockholders' Equity
Preferred stock, authorized 10,000,000; par value $0.001; none issued and outstanding	-	-
Common stock, authorized 300,000,000 shares; par value $0.001; 5,120,417 issued and outstanding	5,120	5,120
Additional paid-in-capital	91,024,861	66,024,861
Accumulated deficit	(87,123,536)	(50,911,173)
Total Stockholders’ Equity	3,906,445	15,118,808
Total Liabilities and Stockholders’ Equity	$4,921,852	$15,480,867

See accompanying notes to consolidated financial statements.

Pollex, Inc. and Subsidiary
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2008	2007

REVENUES	$732,239	$-

COSTS AND EXPENSES
Cost of goods sold	667,142	-
Selling, general and administrative	25,489,864	49,753,184
Impairment of license agreements	9,095,226	-
Amortization	1,460,630	1,061,786
Depreciation	8,309	5,806
Allowance for bad debts	200,000	-
Research and development	15,426	-
Total Costs and Expenses	36,936,597	50,820,776

OPERATING LOSS	(36,204,358)	(50,820,776)

OTHER EXPENSE
Interest expense	(6,346)	(783)
Total Other Expense	(6,346)	(783)

LOSS BEFORE INCOME TAXES	(36,210,704)	(50,821,559)

PROVISION FOR INCOME TAXES	(1,659)	-

NET LOSS	(36,212,363)	(50,821,559)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(7.07)	$(22.69)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,120,417	2,239,535

See accompanying notes to consolidated financial statements.

Pollex, Inc. and Subsidiary
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,212,363)	$(50,821,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468,939	1,067,592
Stock based compensation	25,000,000	49,412,367
Impairment of license agreements	9,095,226	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	3,527	(1,710)
Increase in deposits	(18)	-
Increase in accrued expenses	319,648	138,344
Increase in due to affiliate	88,995	105,061

Net cash used in operating activities	(236,046)	(99,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	48,210

Net cash provided by investing activities	-	48,210

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	296,400	50,000
Repayment of loan	(50,000)	-
Bank overdraft	(1,695)	1,695

Net cash provided by financing activities	244,705	51,695

NET INCREASE IN CASH	8,659	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$8,659	$-

See accompanying notes to consolidated financial statements.

Pollex, Inc. and Subsidiary
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2008	2007

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for:
Interest	-	-
Taxes	1,659	-
Non-Cash Items:
Acquisition of Joytoto America, Inc.
Cash	-	(48,210)
Prepaid expenses	-	(1,817)
Property and equipment	-	(26,828)
Accumulated depreciation	-	1,118
License agreement	-	(400,000)
Accumulated amortization		19,762
Goodwill	-	(52,912)
Deposits	-	(3,072)
Accrued expenses	-	11,959
Common stock	-	1
Additional paid-in-capital	-	499,999
Issuance of stock to acquire license agreements	-	16,083,000

See accompanying notes to consolidated financial statements.

Pollex, Inc. and Subsidiary
(formerly Joytoto USA, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period January 1, 2006 to December 31, 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	146,015	$146	$12,608,456	$(13,139,391)	$(530,789)

Beneficial conversion feature	-	-	1,339,788	-	1,339,788
Net loss for the year ended December 31, 2006	-	-	-	(2,051,539)	(2,051,539)

Balance, December 31, 2006	146,015	146	13,948,244	(15,190,930)	(1,242,540)

Transactions relating to Biostem, Inc.:
Cancellation of consultant shares	(1,250)	(1)	(89,999)	90,000	-
Cancellation of management shares	(108,333)	(108)	108	-	-
Spinout of assets of subsidiaries	-	-	-	1,105,790	1,105,790
Junior debenture conversion	578,333	578	86,172	-	86,750
Share issuances to induce conversion	538,985	539	24,253,785	(24,254,324)	-

Balance prior to reverse merger	1,153,750	1,154	38,198,310	(38,249,464)	(50,000)

Joyon Entertainment, Inc. equity	-	65,001	16,518,000	(5,001)	16,578,000
Reverse merger	-	(65,001)	65,001	-	-
Shares issued to Joytoto Co. Ltd.	3,833,334	3,833	(3,833)	-	-
Capitalization of prior losses	-	-	(38,164,851)	38,164,851	-

Balance subsequent to reverse merger	4,987,084	4,987	16,612,627	(89,614)	16,528,000

Shares issued to consultants	133,333	133	5,999,867	-	6,000,000
Warrants issued	-	-	39,245,700	-	39,245,700
Stock based compensation	-	-	4,166,667	-	4,166,667
Net loss for the year ended December 31, 2007	-	-	-	(50,821,559)	(50,821,559)

Balance, December 31, 2007	5,120,417	5,120	66,024,861	(50,911,173)	15,118,808

Stock based compensation	-	-	25,000,000	-	25,000,000
Net loss for the year ended December 31, 2008	-	-	-	(36,212,363)	(36,212,363)

Balance, December 31, 2008	5,120,417	$5,120	$91,024,861	$(87,123,536)	$3,906,445

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pollex, Inc. provides online gaming services and MP3 and other technical products through its wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”).

JEI was incorporated on December 6, 2006 under the laws of the State of Delaware. JEI manages the business of its two wholly-owned subsidiaries, Joytoto America, Inc (“JAI”), and Joytoto Technologies, Inc (“JTI”).

JAI was formed on July 7, 2006 under the laws of the State of California.  JAI is engaged in the business of providing online games via the internet.  It was acquired by JEI on April 18, 2007 for 5,000,000 shares of JEI’s common stock.

JTI was formed on September 1, 2006 under the laws of the State of Nevada.  JTI’s business is to engage in the sales and distribution of MP3 and other technical devices.  It was acquired by JEI on June 11, 2007 for $1.00 prior to acquiring a license agreement.  JTI had no assets or liabilities prior to its acquisition by JEI and to date, has had no operating activity.

NOTE B – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $36,212,363 and $50,821,559 for the years ended December 31, 2008 and 2007 and has an accumulated deficit of $87,123,536 at December 31, 2008. Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

See also Note H as to exclusive license agreements.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts of Pollex, Inc. and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008 or 2007.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).  Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.

Intangible Assets, Goodwill and License Agreements

The company accounts for goodwill and license agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.”  Under SFAS 142, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.

Intangible assets and license agreements, other than goodwill, with definite lives are amortized over their useful lives ranging from 3 to 10 years.  The company periodically evaluates the reasonableness of the useful lives of these intangible assets.

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

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets, Goodwill and License Agreements (Continued)

The Company reviews long-lived assets, including intangibles with definite useful lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

See also Note H as to exclusive license agreements.

Advertising Expense

Advertising expenses are included in Selling, general and administrative expenses in the Statement of Operations and are expensed as incurred.  The Company incurred $2,285 and $0 in advertising expenses for the years ended December 31, 2008 and 2007, respectively.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accrued expenses and accounts payable, due to affiliate and loans payable approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Common Share

The Company computes per share amounts in accordance with SFAS No. 128, “Earnings per Share.” SFAS per share (“EPS”) requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2007.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Development Stage Company

The Company was a development stage company as defined by SFAS No. 7.  The Company was dedicating substantially all of its efforts to establishing its online gaming services and MP3 business.  In 2008, the Company ceased to be a development stage company as it began operating and generating revenues from its MP3 business.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOTE D – STOCK EXCHANGE AGREEMENT

On October 12, 2007, the Company entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean company (“Joytoto Korea”), and Joyon Entertainment Co., Ltd., a Korean company (“Joyon Korea”), to purchase 100% of the issued and outstanding capital stock of JEI, in exchange for 3,833,333 shares of common stock (after giving effect to a one-for-forty and one-for-thirty reverse splits) as well as the divestment of the Company’s two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc.

In order to complete the acquisition of JEI, the Company was also required to secure a release of the Company from the holders of our Senior Secured Convertible Debentures, and effect the conversion of our Junior Convertible Secured Debentures.  Accordingly, the Company entered into an Agreement to Purchase Subsidiaries and Cancel Shares held by Marc Ebersole (the former CEO and Director), Christine Ebersole (then a Director and employee), and Scott Schweber (then a Director), as well as the holders of the Company’s Senior Secured Convertible Debentures and Junior Convertible Debentures (the “Subsidiary Purchase Agreement”).  Under the terms of the Subsidiary Purchase Agreement, Marc Ebersole, Christine Ebersole and Scott Schweber (the “Management Shareholders”) released the Company from all claims they may have had against the Company and its lenders, and tendered to the Company a total of 108,333 shares of common stock for cancellation.  Our Senior Secured Debenture Holder released the Company from its obligations under the Senior Debenture, and such obligations will remain obligations of the two former subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc.  The holders of the Junior Convertible Debentures, which were convertible into 578,333 shares of common stock, converted their debentures into (i) 578,333 shares of common stock, (ii) were issued an additional 538,985 shares of common stock, and (iii) were issued warrants to purchase 700,000 shares of common stock at an exercise price of $3.00 per share (all amounts reflect issuances after giving effect to the above mentioned reverse stock splits). Finally, we transferred 100% of the outstanding capital stock of the two operating subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. to the Management Shareholders and the holders of the Junior Convertible Debentures.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE D – STOCK EXCHANGE AGREEMENT (CONTINUED)

The following summarizes the assets and liabilities and the operations of the spun out subsidiaries prior to the spin off on October 31, 2007:

Assets	$106,540
Liabilities	1,212,330

Revenues	$1,720,826
Costs and expenses	2,397,394
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

NOTE E – ACQUISITION OF JOYTOTO AMERICA, INC.

On April 18, 2007, JEI entered into a Share Exchange Agreement with Joytoto Co., Ltd., a Korean corporation, pursuant to which the Company agreed to acquire the outstanding capital stock of JAI from Joytoto Co., Ltd., in exchange for 5,000,000 shares of JEI’s common stock.  The JAI shares constitute 100% of JAI’s issued and outstanding shares.

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

NOTE G – FIXED ASSETS

Fixed Assets are comprised of the following:

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE G – FIXED ASSETS (CONTINUED)

	December 31,		Estimated
	2008	2007	Useful Life
Computers	$23,500	$23,500	3 years
Furniture and equipment	3,328	3,328	7 years
	26,828	26,828
Less: accumulated depreciation	(15,233)	(6,924)
	$11,595	$19,904

NOTE H – LICENSE AGREEMENTS

On February 23, 2007, JAI entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.  The agreement provides for a 30% of net sales royalty fee payable to the licensor.  Net sales are defined as gross sales less 15%.

On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  Each game license provides for a 25% of net sales royalty fee payable to the licensor.  Net sales are defined as gross sales less 15%.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, JEI issued Joyon Korea 30,000,000 common shares as consideration.  Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

On June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea.  The agreement provides that JTI has the worldwide, exclusive right to distribute, market, promote and sell Joytoto Korea’s current and future model MP3 player devices.  As consideration for the Exclusive Distributorship Agreement, JEI issued Joytoto Korea 30,000,000 common shares.  Prior to the acquisition of the Exclusive Distributorship Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share.  Accordingly, the shares issued for the license agreement were valued at this amount.

At December 31, 2007, the Company tested these assets for impairment due to the lack of sales and lack of funds raised. As part of this test, management computed the future net cash flows expected to be generated by these assets and compared these amounts to the carrying value of the assets.  As the expected future net cash flows exceeded the carrying values of the assets, Management concluded that there was no impairment of the assets.  The net cash flows were computed based upon Management’s best assessment of the future cash flows of the license agreements. Management’s conclusion also contemplated the ability to raise sufficient funds for operations.

At September 30, 2008, the Company reviewed its license agreements for impairment due to the deteriorating market for consumer goods in the US.  At that time, the Company reviewed and adjusted its discounted cash flow projections. As a result of this assessment, the Company determined that the value of its license agreements was $5,000,000. As such, an impairment charge of $9,095,227 was recorded to reduce the carrying amount of the license agreements to this amount.  The Company reviewed its license agreements for impairment again at December 31, 2008 and determined that no further impairment occurred.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE H – LICENSE AGREEMENTS (CONTINUED)

The license agreements are comprised of the following:

	December 31,		Estimated
	2008	2007	Useful Life
Pang Pang License	$279,373	$400,000	3 years
North American Master License	2,419,444	5,397,000	10 years
Exclusive Distributorship	4,688,957	10,686,000	10 years
	7,387,774	16,483,000
Less: accumulated amortization	(2,542,178)	(1,081,548)
	$4,845,596	$15,401,452

Estimated amortization for the five succeeding years is as follows:

2009	$617,622
2010	577,360
2011	570,255
2012	570,255
2013	570,255
$2,905,747

NOTE I – DUE TO AFFILIATE

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

NOTE J – LOAN PAYABLE

On September 26, 2007 the Company signed a promissory note with a principal amount of $50,000.  The term of the promissory note is one year and bears interest at an annual rate of 6%.  The note may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the note’s due date then the annual rate of interest increases to 10% per annum.  This amount was repaid in 2008.

During 2008, the Company signed promissory notes with two individuals totaling $296,400.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the note’s due date then the annual rate of interest increases to 10% per annum.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE K – STOCKHOLDERS’ EQUITY

The Company’s Articles of Incorporation were amended on October 31, 2007 to change the name of the Company from Biostem, Inc. to Joytoto USA, Inc.  Additionally, a 1 to 40 reverse stock split was effected.  Effective October 24, 2008, the Company’s Articles of Incorporation were amended to change the name of the Company to Pollex, Inc.  Additionally, a 1 to 30 reverse stock split was effected and the Company changed its authorized 10,000,000 shares of Preferred Stock to 10,000,000 shares of “Blank Check” Preferred Stock.  The consolidated financial statements give effect to these transactions.

In connection with the JEI acquisition, the Company’s consulting agreement with Vijay Alimchandami, dba Financial Systems International was rescinded and 1,250 shares (post splits) of the Company’s common stock were cancelled.

Pursuant to the Subsidiary Purchase Agreement, 108,333 shares (post splits) of the Company’s common stock were cancelled by the Company’s management and net liabilities of $1,105,790 were spun out to the former Management Shareholders and the holders of the Junior Convertible Debentures.

In connection with the Subsidiary Purchase Agreement, the Company’s Junior Convertible Debenture holders converted their debentures into 578,333 shares (post splits) of the Company’s common stock.

As an inducement to convert the Junior Convertible Debentures, 538,985 shares (post splits) of the Company’s common stock were issued to the debenture holders at $45.00 per share.

On October 31, 2007 the Company acquired Joyon Entertainment, Inc. in exchange for 3,833,333 shares (post splits) of common stock.

In connection with the acquisition of JEI, the company issued 133,333 shares (post split) of its common stock to consultants on October 31, 2007. The shares were valued at $45.00 per share, the closing price of the Company’s common stock on that day. Accordingly, stock for services in the amount of $6,000,000 was recorded in selling, general and administrative expense.

NOTE L - INCOME TAXES

The Company files a consolidated income tax return on a calendar year basis.  At December 31, 2008, the Company had an unused net operating loss carryforward of approximately $3,126,078 for income tax purposes, which expires at various dates imposed by the rules and regulations of the Internal Revenue Service.  This net operating loss carryforward may result in future income tax benefits of approximately $938,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established.  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

F-

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE L - INCOME TAXES (CONTINUED)

	December 31,
	2008	2007
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	937,000	424,000
Valuation allowance	(937,000)	(424,000)
Net deferred tax asset	-	-

NOTE M – WARRANTS

In connection with the acquisition of JEI, 700,000 warrants with an exercise of $3.00 were issued to the debenture holders. The warrants were valued at $42.78 per warrant or $29,943,900. The warrants vested immediately and expire October 31, 2014. The warrants were valued using a Black-Scholes valuation model and were recorded in selling, general and administrative expense.

In connection with the acquisition of JEI, the company issued 133,333 warrants with an exercise price of $37.71 to consultants on October 31, 2007.  The warrants were valued at $37.71 per warrant or $5,028,000. The warrants vested immediately and expire October 31, 2014. The warrants were valued using a Black- Scholes valuation model and were recorded in selling, general and administrative expense.

The Company entered into a consulting agreement with London Finance Group, Ltd. (“LFG”) on October 12, 2007 with an effective date of October 1, 2007 and is for a period of two years.  In connection with this agreement, the Company gave LFG warrants to purchase 113,333 shares of common stock at an exercise price of $10.50 per share. The warrants vested immediately and expire October 31, 2014.  The value of the warrants was determined to be $37.71 per warrant or $4,273,800 using a Black-Scholes valuation model.  Accordingly, this amount was recorded in selling, general and administrative expense.

The following are the assumptions used in determining the above fair values using the Black-Scholes option pricing model:

Expected life	7 years
Risk free rate	4.20%
Volatility	43.50%
Dividend yield	0%

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE M – WARRANTS (CONTINUED)

The following summarizes warrant activity during 2007 and 2008:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2007	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2008	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2008 was 5.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2008 was $0 as the stock price exceeded the exercise price.

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2007 was 6.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2007 was $11,782,000.

All above amounts are adjusted for the reverse stock splits.

NOTE N – RENT EXPENSE

The Company currently is leasing office facilities in Santa Clara, California. The lease commenced on March 1, 2007 and is for a term of one year.  The lease was renewed on March 1, 2008.  The Company’s rent payments are $1,536 per month.

The Company is leasing an apartment in Santa Clara, California for use of its President.  The lease is for a term of one year commencing November 1, 2007 and ending October 31, 2008, and is now operating under a month to month lease.  The lease payments are $2,415 per month.

The Company singed a lease in October 2006 to lease an automobile for the former CEO of its subsidiary.  The vehicle was returned and the lease ended September 23, 2008.  The lease payments were $817 per month.

Rent expense for the years ended December 31, 2008 and 2007 was $61,387 and $18,124, respectively.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE O – CONSULTING AGREEMENT

The Company, on January 5, 2005, entered into a 2 year consulting agreement with London for services relating to mergers, acquisitions, and the establishment of investment banking relationships.  Under the terms of the consulting arrangement, the Company is to a) pay a non-refundable retainer of $5,000 per month, b) issue 100,000 shares (post splits) of the Company’s common stock to be registered as promptly as possible but no later than the date the Company files its first registration statement, c) pay a fee of 10% of the consideration paid for any acquisition or sale by the Company and d) reimburse London for reasonable travel expenses.  Additionally, the Company would issue to London a warrant to purchase up to 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share (post splits).  The common stock issuable upon exercise will be registered at the Company’s expense. The warrants vest immediately.

On November 23, 2005, the Company amended the London agreement to reduce the number of warrants to be issued from 133,333 shares to 50,000 shares (post splits), and increased the exercise price of those warrants from $0.025 to $30.00 per share (post splits).

As part of the JEI acquisition, these warrants were cancelled. Additionally, the fee was increased to $20,000 per month and the expiration date extended to January 31, 2009.  As of December 31, 2007, the Company has accrued $40,000 as consulting expense related to this agreement. $20,000 in consulting fees were waived as part of the JEI acquisition.

On June 1, 2008, London waived its current and future monthly cash consulting fees.

NOTE P – EMPLOYMENT CONTRACTS

Through its subsidiary, JEI, the Company has employment agreements with all three of the Company’s executives.  These employment agreements are all dated October 31, 2007.

Under the employment agreement, Seong Yong Cho will serve as President and Chief Executive Officer, Seong Sam Cho will serve as Chief Financial Officer, and Doo Ho Choi will serve as Chief Operating Officer.  The employment agreements run through October 31, 2010, unless terminated earlier.  In exchange for their services, each of the three executives will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009.  They will be eligible for a bonus, not to exceed one half of annual compensation, if approved by JEI’s Board of Directors.

Seong Yong Cho and Seong Sam Cho were each issued 700,000 shares (post splits) and Doo Ho Choi was issued 266,667 shares (post splits) under their employment agreements.  However, those shares are subject to a repurchase right by the Company over the next 36 months beginning November 1, 2007, at a purchase price of $0.03 per share (post splits).  The repurchase right expires as to 1/36th of the shares for every month the executives are employed.  Therefore, if each of the executives remains employed over the next 36 months, they will each own the shares free and clear of the Company’s repurchase right.  These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

POLLEX, INC. AND SUBSIDIARY

(FORMERLY JOYTOTO USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE P – EMPLOYMENT CONTRACTS (CONTINUED)

The Company valued the total shares issued at the grant date fair value of $45.00 per share (post splits), or $75,000,000.  The Company is recognizing this expense over the life of the employment agreements.  The total future commitments under these employment contracts, net of repurchase provisions, are as follows:

2009	$20,816,665
2010	20,816,665
$41,633,330

NOTE Q – SALES CONCENTRATION

The revenues in 2008 represent one sale to Best Buy under the Company’s Exclusive Distributorship Agreement.

NOTE R – ALLOWANCE FOR POTENTIAL UNCOLLECTIBILITY

At December 31, 2008, an allowance for potential uncollectibility of $200,000 was established against a Deposit made with a supplier in Korea.  The Company initially deposited $400,000, of which $200,000 was returned.  The Company has demanded payment from the supplier and filed suit in Korea to recover this remaining amount.  The Company has also obtained the right to collect receivables of this supplier to be used to pay off the deposit.  Since ultimate collectibility of this amount is not certain, the Company has established this allowance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

Name	Age	Position(s)

Seong Yong Cho	41	Chief Executive Officer, President, and Director (2007)

Seong Sam Cho	44	Chief Financial Officer, Secretary, and Director (2007)

Doo Ho Choi	44	Chief Operating Officer and Director (2007)

Seong Yong Cho (Michael Cho) , 41, has been the Chief Executive Officer and a Director since the acquisition of JEI on October 31, 2007. He has served as the Chief Executive Officer of Joyon Entertainment Co., Ltd. since December 1999 and has been a director of Joytoto Co., Ltd. since December 2005. He served as the CEO of Joytoto Co., Ltd. from December 2005 to November 2006, and has been the COO of Joytoto Co., Ltd. since then.

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

Seong Yong Cho and Seong Sam Cho are brothers.

Seong Sam Cho (Sam Cho) , 44, has been the Chief Financial Officer, Secretary, and a Director since the acquisition of JEI on October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001.

Doo Ho Choi (David Choi) , 44, has been the Chief Operating Officer and a Director since the acquisition of JEI on October 31, 2007. He has been the internal auditor of Joytoto Co., Ltd. since December 2005. Prior to joining Joytoto Co., Ltd., Mr. Choi was a director of Imine Co., Ltd. and was responsible for their global business division. He was involved with an electronic government business in Vietnam. He took office as the CEO and CTO until April 2002 after he established Webtrol Interactive Co., Ltd. in March 2000, and he developed a remote control system through the Internet for industrial boilers. He served as the CEO and CTO of Nextware Corporation until June 1999 after he established Nextware Corporation in August 1997, and he developed a three-dimensional graphic system and ran a distribution business for computer systems. Since June 1985, he served in the Korean army as an officer and an official in the field of communication and security until August 1994. He has worked in the information and communication field for 22 years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2008.

Board Meetings and Committees

During the fiscal year ended December 31, 2008, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent

Code of Ethics

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2007	14,000 (1)	-	- (2)	0	0	0	0	14,000 (1)
Chief Executive Officer, President, and Director	2008	24,000	00		0	0	0	0	24,000

Seong Sam Cho	2007	-	-	- (2)	-	-	-	-	-
Chief Financial Officer, Secretary, and Director	2008	0	0	0	0	0	0	0	0

Doo Ho Choi	2007	-	-	- (3)	-	-	-	-	-
Chief Operating Officer and Director	2008	0	0	0	0	0	0	0	0

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

(2)
Seong Yong Cho and Seong Sam Cho were each granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd. (which was subsequently subject to the reverse split on a 1 for 30 basis, effective October 24, 2008), under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2008, the repurchase right of the Company expired as to 272,222 shares for each employee. At our closing price of $0.06 on December 31, 2008, those shares would be valued at $16,333.33. However, because the shares are subject to a lock-up period we have not assigned this value to the shares.

(3)
Doo Ho Choi was granted a total of 266,666 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2008, the repurchase right of the Company expired as to 103,703 shares. At our closing price of $0.06 on December 31, 2008, those shares would be valued at $6,222.21. However, because the shares are subject to a lock-up period we have not assigned this value to the shares.  Mr. Choi’s shares were subsequently subject to the reverse split on a 1 for 30 basis, effective October 24, 2008.

Employment Contracts

Through our subsidiary, Joyon Entertainment, Inc., we have employment agreements with all three of our executives. These employment agreements are all dated October 31, 2007.

Under the employment agreement with Seong Yong Cho he will serve as our President and Chief Executive Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Yong Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Yong Cho was granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36 th of the shares for every month the employee is employed by us as President and Chief Executive Officer. Therefore, if Seong Yong Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Seong Sam Cho he will serve as our Chief Financial Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Seong Sam Cho will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36 th of the shares for every month the employee is employed by us as Chief Financial Officer. Therefore, if Seong Sam Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Under the employment agreement with Doo Ho Choi he will serve as our Chief Operating Officer. His employment agreement runs through October 31, 2010, unless terminated earlier. In exchange for his services Doo Ho Choi will receive $12,000 per annum, which will increase to $60,000 per annum starting April 1, 2009. He will be eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was granted a total of 266,666 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36 th of the shares for every month the employee is employed by us as Chief Operating Officer. Therefore, if Doo Ho Choi remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

Other Compensation

We do not have employment agreements with any of our other employees.

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Uneared Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho	-	-	-	-	-	427,778(1)	$25,667(1)	-	-

Seong Sam Cho	-	-	-	-	-	427,778(1)	$25,667(1)	-	-

Doo Ho Choi	-	-	-	-	-	162,963(2)	$9,778(2)	-	-

(1)
Seong Yong Cho and Seong Sam Cho were each granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2008, the repurchase right of the Company expired as to 272,222 shares for each employee, subsequent to the reverse split. At our closing price of $0.06 on December 31, 2008, the 427,778 shares still subject to the right of repurchase would be valued at $25,667.  All shares of Common Stock were subject to a reverse split on a one for thirty basis, effective October 24, 2008.

(2)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2008, the repurchase right of the Company expired as to 103,704 shares, subsequent to the reverse split. At our closing price of $0.06 on December 31, 2008, the 162,963 still subject to the right of repurchase would be valued at $9,778.  All shares of Common Stock were subject to a reverse split on a one for thirty basis, effective October 24, 2008.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000 (6)	19.5%

Common Stock	Doo Ho Choi (2)(5)	266,666	5.2%

Common Stock	Seong Yong Cho (2)(5)	700,000	13.7%

Common Stock	Seong Sam Cho (2)(5)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (3 persons)	1,666,666	32.6%

(1)
Unless otherwise indicated, based on 5,121,667 shares of common stock issued and outstanding following the acquisition of JEI. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(5)
On November 29, 2007, Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd. transferred (i) 700,000 shares to Seong Yong Cho (our President and a member of our Board of Directors), (ii) 700,000 shares to Seong Sam Cho (our CFO and a member of our Board of Directors), and (iii) 266,667 shares to Doo Ho Choi (our COO and a member of our Board of Directors), bringing the share ownership to 1,166,667 shares owned by Joytoto Co., Ltd., and 1,000,000 shares owned by Joyo n Entertainment Co., Ltd. The shares issued to Seong Yong Cho, Seong Sam Cho and Doo Ho Choi are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right.  These shares were subject to a reverse split on a one for thirty basis on October 24, 2008.

(6)	This share total was incorrectly reported as 50,000,000 shares (pre split) in our Current Report on Form 8-K filed with the Commission on December 14, 2007.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are currently warrants outstanding to acquire an aggregate of 700,000 shares of our common stock at an exercise price of $3.00 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 246,666 shares of our common stock at an exercise price of $10.50 per share which were issued to three consultants as part of the acquisition of JEI. Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2008, Meyler & Co. billed us $46,850 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the period from December 6, 2006 (inception) to December 31, 2007, Meyler & Co. billed us $20,000 in fees for professional services for the audit of our financial statements and review of our financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended December 31, 2008, Meyler & Co. billed us $21,850 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2008, Meyler & Co. billed us $0 for professional services for tax preparation. During the period from December 6, 2006 (inception) to December 31, 2008, Meyler & Co. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2008, Meyler & Co. did not bill us for any other fees. During the period from December 6, 2006 (inception) to December 31, 2008, did not bill us for any other fees.

Of the fees described above for the year ended December 31, 2008, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for the period from December 6, 2006 (inception) to December 31, 2008, 100% were approved by either the entire Board of Directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2)   Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)   Exhibits

Refer to (b) below.

(b) Exhibits

10.1	Agreement to Manufacture, Supply and Market among Hyundai RFmon Corp and Joytoto USA, Inc. dated February 20, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 15, 2009		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 15, 2009		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2009		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 15, 2009		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

Dated: April 15, 2009		/s/ Doo Ho Choi
	By:	Doo Ho Choi,
Chief Operating Officer and
Director