Form 10-Q
period 2009-03-31
Pollex, Inc.
filed 2009-05-20
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49933

Pollex, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

3000 Scott Boulevard, Suite 204 Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code (408) 970-8050

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □ Yes □ No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2009, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding ..

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

ITEM 1   Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	1,095	8,659
Total current assets	1,095	8,659

Property and equipment, net of accumulated
depreciation of $17,310 and $15,233	9,518	11,595

Other assets
License Agreements, net of accumulated
amortization of $2,696,585 and $2,542,178	4,691,189	4,845,596
Goodwill	52,912	52,912
Other receivable	6,500	-
Deposits	3,090	3,090

Total other assets	4,753,691	4,901,598

Total Assets	4,764,304	4,921,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	584,415	524,951
Due to affiliate	194,056	194,056
Loans payable	334,400	296,400

Total Current Liabilities	1,112,871	1,015,407

Stockholders' Equity
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,120,417 issued and outstanding
at March 31, 2009 and December 31,2008, respectively	5,120	5,120
Additional paid-in-capital	97,270,694	91,024,861
Accumulated deficit	(93,624,381)	(87,123,536)

Total Stockholders’ Equity	3,651,433	3,906,445

Total Liabilities and Stockholders’ Equity	4,764,304	4,921,852

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2009	2008

REVENUES	$60,000	$-

COSTS AND EXPENSES:
Cost of goods sold	54,000	-
Selling, general and administrative	6,350,361	6,456,569
Depreciation	2,077	2,077
Amortization	154,407	435,408

Total Costs and Expenses	6,560,845	6,894,054

NET LOSS	$(6,500,845)	$(6,894,054)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.27)	$(1.35)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,120,417	5,120,417

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,500,845)	$(6,894,054)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	156,484	437,485
Stock based compensation	6,245,833	6,250,000
(Increase) decrease in prepaid expenses	-	(5,214)
(Increase) decrease in other receivable	(6,500)	-
(Increase) decrease in deposits	-	(400,018)
Increase (decrease) in accrued expenses	59,464	109,701
Increase (decrease) in other payable	-	-
Increase (decrease) in due to affiliate	-	88,995

Net cash used in operating activities	(45,564)	(413,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	53,000	422,000
Repayment of loan	(15,000)	-
Bank overdraft	-	(1,695)

Net cash provided by financing activities	38,000	420,305

NET INCREASE (DECREASE) IN CASH	(7,564)	7,200

CASH AT BEGINNING OF PERIOD	8,659	-

CASH AT END OF PERIOD	$1,095	$7,200

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2008.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $6,500,845 and $6,894,054 for the three months ended March 31, 2009 and has an accumulated deficit of $93,624,381 as of March 31, 2009.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our business is conducted through our two sub-subsidiaries, JTI and JAI. Both were acquired by JEI, in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated revenue of $60,000 in the first quarter of 2009 through JTI. Even though we had revenue from the first quarter of 2009, we have operated at a loss for 2009. All of our revenue goals are based on our MP3 products business, but we are planning to open an online game portal at the beginning of next year. The online game business operated by JAI will be a cash cow business model for us.

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

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 20098 and for the three months ended March 31, 2009 are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenue	$60,000	$-
Selling, general and administrative	6,350,361	6,456,569
Depreciation	2,077	2,077
Amortization	154,407	435,408
Total costs and expenses	6,560,845	6,894,054

Net Loss	$6,500,845	$6,894,054

For the three months ended March 31, 2009, we had revenues of $60,000 compared to $0 for the three months ended March 31, 2008.  The increase of $60,000 was primarily due to sales in MP3 electronic components.  For the three months ended March 31, 2009, our selling, general and administrative expenses of $6,350,361 consisted of primarily of $6,245,833 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $3,915 of payroll expenses, $15,233 of professional fees, and $8,325 of rent expense.  For the three months ended March 31, 2008 our selling, general and administrative expenses of $6,456,569 consisted primarily of $6,245,833 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $31,086 of payroll expenses, $148,649 of professional fees, and $4,608 of rent expense. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life.

Net Loss

Our Net Loss for the three months ended March 31, 2009 was $6,500,845 compared to $6,894,054 for the three months ended March 31, 2008.  The decrease of $393,209 or 5.7% was primarily due to the decrease in amortization expense due to the impairment of the license agreements in the third quarter of 2008.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. As of March 31, 2009, we have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of March 31, 2009	As of December 31, 2008	Change
Cash	1,095	$8,659	$(7,564)
Total current assets	1,095	8,659	(7,564)
Property and equipment, net of accumulated depreciation of $17,310 and $15,233	9,518	11,595	(2,077)
License Agreements, net of accumulated amortization of $2,696,585 and $2,542,178	4,691,189	4,845,596	(154,407)
Goodwill	52,912	52,912
Other receivable	6,500		6,500
Deposits	3,090	3,090
Total assets	4,764,304	4,921,852	(157,548)
Accrued expenses and accounts payable	584,415	524,951	59,464
Due to affiliate	194,056	194,056
Loans payable	334,400	296,400	38,000
Total Current Liabilities	1,112,871	1,015,407	97,464

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2009, we had a net loss from operations of $6,500,845 compared to $6,894,054 for the three months ended March 31, 2008. This was offset by depreciation and amortization of $156,484, stock based compensation of $6,245,833, an increase in other receivables and an increase in accrued expenses of $59,464, for total cash used in our operating activities of $45,564.

Investments

We had no cash provided by investments for the three months ended March 31, 2009.

Financing

Our cash flows from financing activities totaled $38,000, from $53,000 in loan proceeds offset by ($15,000) from repayment of our loan.

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

C.   License agreements are comprised of the following:

	March 31, 2009	Estimated Useful Life

Pang Pang License	$279,373	3 years
North American Master License	2,419,444	10 years
Exclusive Distributorship	4,688,957	10 years

Less: accumulated amortization	(2,696,585)

	$4,691,189

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

ITEM 4   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4T   Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2009.

PART II – OTHER INFORMATION

ITEM 1   Legal Proceedings

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

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended March 31, 2009 .

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

Joytoto USA, Inc.

Dated: May 20, 2009	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President