Form 10-Q
period 2009-06-30
Pollex, Inc.
filed 2009-08-19
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2009, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$-	$8,659
Total current assets	-	8,659

Property and equipment, net of accumulated
depreciation of $19,387 and $15,233	7,441	11,595

Other assets
License Agreements, net of accumulated
amortization of $2,850,990 and $2,542,178	4,536,786	4,845,596
Goodwill	52,912	52,912
Other receivable	6,500	-
Deposits	3,090	3,090

Total other assets	4,599,288	4,901,598

Total Assets	$4,606,729	$4,921,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$3,528	$-
Accrued expenses and accounts payable	560,162	524,951
Due to affiliate	194,056	194,056
Loans payable	422,442	296,400

Total Current Liabilities	1,180,188	1,015,407

Stockholders' Equity
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,120,417 issued and outstanding
at June 30, 2009 and December 31,2008, respectively	5,120	5,120
Additional paid-in-capital	103,524,861	91,024,861
Accumulated deficit	(100,103,440)	(87,123,536)

Total Stockholders’ Equity	3,426,541	3,906,445

Total Liabilities and Stockholders’ Equity	4,606,729	4,921,852

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$-	$732,239	$60,000	$732,239

COSTS AND EXPENSES
Cost of goods sold	-	667,142	54,000	667,142
Selling, general and administrative	6,322,579	6,286,844	12,672,940	12,740,412
Depreciation	2,077	2,077	4,154	4,154
Amortization	154,403	435,408	308,810	870,817

Total Costs and Expenses	6,479,059	7,391,471	13,039,904	14,282,525

NET LOSS	$(6,479,059)	$(6,659,232)	$(12,979,904)	$(13,550,286)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.27)	$(1.30)	$(2.53)	$(2.65)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,120,417	5,120,417	5,120,417	5,120,417

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,979,904)	$(13,550,286)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	312,964	874,971
Stock based compensation	12,500,000	12,500,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(3,752)
(Increase) decrease in other receivable	(6,500)	(10,000)
(Increase) decrease in deposits	-	(200,018)
Increase (decrease) in accrued expenses	35,211	360,384
Increase (decrease) in other payable	-	5,168
Increase (decrease) in due to affiliate	-	88,995

Net cash provided by (used in) operating activities	(138,229)	65,462

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(15,000)	(50,000)
Loan proceeds	141,042	15,000
Bank overdraft	3,528	(1,695)

Net cash provided by (used in) financing activities	129,570	(36,695)

Net increase (decrease) in cash	(8,659)	28,767

CASH AT BEGINNING OF PERIOD	8,659	-

CASH AT END OF PERIOD	$-	$28,767

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2008.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12,979,904 and $13,550,286 for the six months ended June 30, 2009 and 2008, respectively, and has an accumulated deficit of $100,103,440 as of June 30, 2009.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on January 1, 2009 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2009

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after January 1, 2009.  Adoption of SFAS 141R did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted SFAS 160 on January 1, 2009.  Adoption of SFAS 160 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after January 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement,  subsequent measurement and disclosure of assets and liabilities arising from contingencies in a

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2009

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

business combination under SFAS No. 141(R), Business Combinations.  The FSP will carry forward the requirements in

SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The FSP will have the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of this FSP did not have a material impact on the Company results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This SFAS is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2009 and for the three months ended June 30, 2008 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30 2009

Revenue	$732,239	$-
Cost of goods sold	667,142	-
Net profit	65,097	-
Selling, general and administrative	6,286,844	6,322,579
Depreciation	2,077	2,077
Amortization	435,408	154,403
Total costs and expenses	7,391,471	6,479,059

Net Loss	$(6,659,232)	(6,479,059)

For the three months ended June 30, 2009 there was no revenue generated.  For the three months ended June 30, 2008, we had revenue in the amount of $732,239. For the three months ended June 30, 2009, our selling, general and administrative expenses were $6,322,579.  For the three months ended June 30, 2008 our general and administrative expenses was $6,286,844.  General and administrative expenses primarily consist of stock based compensation due to the shares granted to our executive officers under their employment agreements.  There was an increase of $35,735 or 0.6%.   Depreciation for the three months ended June 30, 2009 was $2,077 compared to $2,077 for the three months ended June 30, 2008.  Total costs and expenses for the three months ended June 30, 2009 was $6,479,059 compared to $6,659,232 for the three months ended June 30, 2008.  The decrease of $912,412 or 81% was primarily due to the cost of sales in 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2009 and for the six months ended June 30, 2008 are as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009

Revenue	$732,239	$60,000
Cost of goods sold	667,142	54,000
Net profit	65,097	6,000
Selling, general and administrative	12,740,412	12,672,940
Depreciation	4,154	4,154
Amortization	870,817	308,810
Total costs and expenses	14,282,525	13,039,904

Net Loss	$(13,550,286)	$(12,979,904)

For the six months ended June 30, 2009 we had revenue in the amount of $60,000.  For the six months ended June 30, 2008, we had revenue in the amount of $732,239.  The decrease of $672,239 or 91% was primarily due to decrease of MP3 sales through our license.  For the six months ended June 30, 2009, our selling, general and administrative expenses were $12,672,940.  For the six months ended June 30, 2008 our selling, general and administrative expenses was $12,740,412. Selling, General and Administrative expenses primarily consist of stock based compensation due to the shares granted to our executive officers under their employment agreements.   Depreciation for the six months ended June 30, 2009 was $4,154 compared to $4,154 for the six months ended June 30, 2008. Total costs and expenses for the six months ended June 30, 2009 was $13,039,904 compared to $14,282,525 for the six months ended June 30, 2008.

Net Loss

Our Net Loss for the six months ended June 30, 2009 was $12,979,904 compared to $13,550,286 for the six months ended June 30, 2008.  The decrease of $570,382 or 4.2% was primarily due to decrease in amortization expense and no generation of revenues.

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. As of June 30, 2009, we have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of June 30, 2009	As of December 31, 2008	Change
Cash	-	$8,659	$(8,659)
Total current assets	(1,531)	8,659	(8,659)
Property and equipment, net of accumulated depreciation of $19,387 and $15,233	7,441	11,595	4,154
License Agreements, net of accumulated amortization of $2,850,990 and $2,542,178	4,536,786	4,845,596	(308,810)
Goodwill	52,912	52,912
Other receivable	6,500		6,500
Deposits	3,090	3,090
Total assets	4,606,729	4,921,852	(315,103)
Accrued expenses and accounts payable	560,162	524,951	35,211
Due to affiliate	194,056	194,056
Loans payable	422,442	296,400	126,781
Total Current Liabilities	1,180,188	1,015,407	164,781

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2009, we had a net loss from operations of $12,979,904 compared to $13,550,286 for the six months ended June 30, 2008. This was offset by depreciation and amortization of $312,964, stock based compensation of $12,500,000, an increase in other receivables of $6,500 and an increase in accrued expenses of $35,211, for total cash used in our operating activities of $138,229.

Investments

We had no cash provided by investments for the six months ended June 30, 2009.

Financing

Our cash flows from financing activities totaled $129,570.

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

C.   License agreements are comprised of the following:

	June 30, 2009	Estimated Useful Life

Pang Pang License	$279,375	3 years
North American Master License	2,419,444	10 years
Exclusive Distributorship	4,536,786	10 years
	7,387,776
Less: accumulated amortization	(2,850,990)

	$4,536,786

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On December 8, 2008, the Company filed a motion to dismiss the Complaint.  On January 5, 2009, Plaintiff filed its response in opposition to the motion to dismiss.  On January 14, 2009, the Company filed its reply to the response.  The court denied the Company’s motion to dismiss and on July 27, 2009, the Company filed its Answer.  The Company denies the material allegations in the Complaint and intends to vigorously defend this action.

ITEM 1A Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2009 .

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

None.

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

Pollex, Inc.

Dated: August 19, 2009	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President