Form 10-Q
period 2009-09-30
Pollex, Inc.
filed 2009-11-16
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2009, there were 5,120,417 shares of common stock, par value $0.001, issued and outstanding.

POLLEX, INC.

PART I - FINANCIAL INFORMATION

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

ITEM 1 Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	1,040	8,659

Total current asset	1,040	8,659

Property and equipment, net of accumulated
depreciation of $21,465 and $15,233	5,363	11,595

Other assets
License Agreements, net of accumulated
amortization of $3,005,392 and $2,542,178	4,382,382	4,845,596
Goodwill	52,912	52,912
Other receivable	6,500	-
Deposits	3,090	3,090

Total other assets	4,444,884	4,901,598

Total Assets	4,451,287	4,921,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	661,556	524,951
Due to affiliate	194,056	194,056
Loans payable	503,942	296,400

Total Current Liabilities	1,359,554	1,015,407

Stockholders' Equity
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,120,417 issued and outstanding
at September 30, 2009 and December 31,2008, respectively	5,120	5,120
Additional paid-in-capital	109,774,861	91,024,861
Accumulated deficit	(106,688,248)	(87,123,536)

Total Stockholders’ Equity	3,091,733	3,906,445

Total Liabilities and Stockholders’ Equity	4,451,287	4,921,852

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$-	$-	$60,000	$732,239

COSTS AND EXPENSES
Cost of goods sold	-		54,000	667,142
Selling, general and administrative	6,428,326	6,331,509	19,101,266	19,071,920
Impairment of license agreements	-	9,095,227	-	9,095,227
Depreciation	2,078	2,078	6,232	6,232
Amortization	154,404	435,408	463,214	1,306,225

Total Costs and Expenses	6,584,808	15,864,222	19,624,712	30,146,746

NET LOSS	$(6,584,808)	$(15,864,222)	$(19,564,712)	$(29,414,507)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.29)	$(3.10)	$(3.82)	$(5.74)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,120,417	5,120,417	5,120,417	5,120,417

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,564,712)	$ (29,414,507)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	469,446	1,312,457
Stock based compensation	18,750,000	18,750,000
Impairment of license agreements	-	9,095,227
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(3,310)
(Increase) decrease in other receivable	(6,500)	-
(Increase) decrease in deposits	-	(200,018)
Increase (decrease) in accrued expenses	136,605	366,768
Increase (decrease) in other payable	-	5,200
Increase (decrease) in due to affiliate	-	88,995

Net cash provided by (used in) operating activities	(215,161)	812

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	-

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	222,542	58,400
Repayment of loan	(15,000)	(50,000)
Bank overdraft	-	(1,695)

Net cash provided by financing activities	207,542	6,705

Net increase in cash	(7,619)	7,517

CASH AT BEGINNING OF PERIOD	8,659	-

CASH AT END OF PERIOD	$ 1,040	$ 7,517

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2008.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $19,564,712 and $29,414,507 for the nine months ended September 30, 2009 and 2008, respectively, and has an accumulated deficit of $106,688,248 as of September 30, 2009.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2009

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements and Disclosures" ("SFAS No. 157") and on February 12, 2008 issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which are now codified as FASB Accounting Standards Codification (“ASC”) Topic 820.  This guidance established a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  On January 1, 2008, The Company adopted this guidance for financial assets and liabilities and on January 1, 2009, the Company adopted this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  The adoption of the provisions of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instrument, codified under ASC Topic 820.  This guidance updated the requirements for an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance was to be applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these provisions did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified under ASC Topic 820, which provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This guidance is effective for the quarter ending June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, codified under ASC Topic 805.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective for us for acquisitions made after January 1, 2009.  Adoption of these provisions of ASC 805 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  This guidance had the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2009

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified under ASC Topic 810.  This guidance outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted these provisions on January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which will be included under ASC Topic 810.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of these provisions on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure requirements were effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

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

Overview

Pollex, Inc., formerly Joytoto USA, Inc., formerly BioStem, Inc. (the “Company,” “we,” and “us”) was incorporated on November 2, 2001, in the State of Nevada.

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

Through our sub-subsidiary, JTI, we are a virtual, original equipment manufacturer (“OEM”) of consumer electronics for retailers located throughout the world. JTI is the exclusive worldwide distributor of Joytoto Korea’s MP3 products and other consumer electronic devices.

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

Of the Licensors games, JAI is licensed to operate the MMORPG (Massively Multiplayer Online Role-Playing Game), “The Great Merchant” in the United States. The game's website is currently open and is planning to be in open beta service by the fourth quarter of 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Introduction

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2009 and for the three months ended September 30, 2008 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30 2009

Revenue	$-	$-
Cost of goods sold	-	-
Net profit	-	-
Selling, general and administrative	6,331,509	6,428,326
Depreciation	2,078	2,078
Impairment of license agreements	9,095,227	-
Amortization	435,408	154,404
Total costs and expenses	15,864,222	6,584,808

Net Loss	$(15,864,222)	(6,584,808)

For the three months ended September 30, 2009 and 2008 there was no revenue generated.   For the three months ended September 30, 2009, our selling, general and administrative expenses were $6,428,326, consisting mostly of stock based compensation of $6,250,000.  For the three months ended September 30, 2008 our general and administrative expenses were $6,331,509, consisting mostly of stock based compensation of $6,250,000.  Selling, general and administrative expenses primarily consist of stock based compensation due to the shares granted to our executive officers under their employment agreements.  Depreciation for the three months ended September 30, 2009 was $2,078 compared to $2,078 for the three months ended September 30, 2008.  During the three months ended September 30, 2008, the Company recognized an impairment loss of $9,095,227 on it’s license agreements.  The Company did not have any further impairment losses on it’s licenses in 2009.  Amortization for the three months ended September 30, 2009 was $154,404 compared to $435,408 for the three months ended September 30, 2008.  The decrease in amortization is due to reduced amortization in 2009 due to the previous impairment.  Total costs and expenses for the three months ended September 30, 2009 was $6,584,808 compared to $15,864,222 for the three months ended September 30, 2008.  The decrease of $9,279,414 was primarily due to impairment of the license agreements recognized in 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 are as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009

Revenue	$732,239	$60,000
Cost of goods sold	667,142	54,000
Net profit	65,097	6,000
Selling, general and administrative	19,071,920	19,101,266
Depreciation	6,232	6,232
Impairment of license agreements	9,095,227	-
Amortization	1,306,225	463,214
Total costs and expenses	30,146,746	19,624,712

Net Loss	$(29,414,507)	$(19,624,712)

For the nine months ended September 30, 2009 we had revenue in the amount of $60,000.  For the nine months ended September 30, 2008, we had revenue in the amount of $732,239.  The decrease of $672,239 or 91% was primarily due to decrease of MP3 sales through our license.  For the nine months ended September 30, 2009, our selling, general and administrative expenses were $19,071,920.  For the nine months ended September 30, 2008 our selling, general and administrative expenses was $19,101,266. Selling, General and Administrative expenses primarily consist of stock based compensation of $18,750,000 for the nine months ended September 30, 2009 and 2008 due to the shares granted to our executive officers under their employment agreements.   Depreciation for the nine months ended September 30, 2009 was $6,232 compared to $6,232 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company recognized an impairment loss of $9,095,227 on it’s license agreements.  The Company did not have any further impairment losses on it’s licenses in 2009.  Amortization for the nine months ended September 30, 2009 was $463,214 compared to $1,306,225 for the nine months ended September 30, 2008.  The decrease in amortization is due to reduced amortization in 2009 due to the previous impairment.  Total costs and expenses for the nine months ended September 30, 2009 was $19,624,712 compared to $30,146,746 for the nine months ended September 30, 2008.  The decrease of $9,849,795 was primarily due to the impairment of the license agreements recognized in 2008.

Net Loss

Our Net Loss for the nine months ended September 30, 2009 was $19,564,712 compared to $29,414,507 for the nine months ended September 30, 2008.  The increase of $9,849,795 or 33% was primarily due to the impairment of the license agreements recognized in 2008..

Liquidity

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. As of September 30, 2009, we have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of September 30, 2009	As of December 31, 2008	Change
Cash	1,040	$8,659	$(7,619)
Total current asset	1,040	8,659	(7,619)
Property and equipment, net of accumulated depreciation of $21,465 and $15,233	5,363	11,595	(6,232)
License Agreements, net of accumulated amortization of $3,005,392 and $2,387,773	4,382,382	4,845,596	(463,214)
Goodwill	52,912	52,912	0
Other receivable	6,500	0	6,500
Deposits	3,090	3,090	0
Total assets	4,451,287	4,921,852	(470,565)
Accrued expenses and accounts payable	661,556	524,951	136,605
Due to affiliate	194,056	194,056	0
Loans payable	503,942	296,400	207,542
Total Current Liabilities	1,359,554	1,015,407	344,147

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2009, we had a net loss from operations of $19,624,712 compared to $29,414,507 for the nine months ended September 30, 2008. This was offset by depreciation and amortization of $469,446, stock based compensation of $18,750,000, an increase in other receivables of $6,500 and an increase in accrued expenses of $136,605, for total cash used in our operating activities of $215,161.

Investments

We had no cash provided by investments for the nine months ended September 30, 2009.

Financing

Our cash flows from financing activities totaled $207,542.

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

C.   License agreements are comprised of the following:

	September 30, 2009	Estimated Useful Life

Pang Pang License	$279,375	3 years
North American Master License	2,419,444	10 years
Exclusive Distributorship	4,688,955	10 years
	7,387,774
Less: accumulated amortization	(3,005,392)

	$4,382,382

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective:

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

PART II -   OTHER INFORMATION

ITEM 1 Legal Proceedings

Consumer Protection Corporation v. Neo-Tech News, a fictitiously named Defendant whose true legal identity is not known by Plaintiff, Pollex, Inc. f/k/a Joytoto USA, Inc., ABC Defendants 1-50, United States District Court for the District of Arizona, Case No. 08-1953-PHX-JAT

           Plaintiff commenced this action on or about September 24, 2008, by the filing of a Complaint.  Plaintiff asserts claims arising from an alleged unsolicited facsimile concerning the Company.  Plaintiff alleges that the Company paid Neo-Tech News to broadcast the facsimile to Plaintiff as well as other members of the proposed class.  Based upon these allegations, Plaintiff asserts claims for violations of the Telephone Consumer Protection Act, declaratory judgment, civil conspiracy, and aiding and abetting.  Plaintiff seeks class certification, injunctive relief, damages in accordance with the Telephone Consumer Protection Act, costs, attorneys’ fees, and costs.

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

None.

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

Pollex, Inc.

Date: November 16, 2009	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President