Form 10-K
period 2009-12-31
Pollex, Inc.
filed 2010-04-13
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $25,767 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 1,288,355shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2010, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

Pollex, Inc.

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

Our business is conducted through our two sub-subsidiaries, JTI and JAI. Both were acquired by JEI, in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated a revenue of $60,000 in the 1st quarter of 2009 primarily throught the sales of MP3 components. Even though we had revenue in the year 2009, we have operated at a loss for the year of 2009.

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

JAI has acquired an exclusive license to operate an online game service, using four online games developed by the Licensors, in the United States, for a period of ten years . The title, “The Great Merchant” has entered into closed beta service in December of 2008.

Products and Services

Our operations are organized into two business segments: Consumer Electronics and Online Games. Neither of our business segments has generated any revenues.

Consumer Electronics

Through our sub-subsidiary, JTI, we are a virtual, original equipment manufacturer (“OEM”) of consumer electronics for retailers located throughout the world. JTI is outsourcing it’s Hardware Development to a third party to distribute JTI’s products to Major Retailers such as Best Buy.

In addition to the relationship with Best Buy, we are actively seeking partnerships with other leading retailers and consumer electronics brands globally. We intend to expand our product offerings to include Bluetooth devices and other digital multimedia peripherals.

As of December 31, 2009, we generated revenue of $60,000.

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

Of the Licensors games, JAI is licensed to operate the MMORPG(Massively Multiplayer Online Role-Playing Game), “The Great Merchant” in the United States. The game is currently in open beta service since December of 2009. The game will be operating commercially in the first half of 2010.

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

Substantially all of our products are going to be manufactured by Joytoto Korea’s contract manufacturing partner. To the extent that the manufacturer is unwilling to do business with us, or to continue to do business with us once we enter into formal agreements with it, our business could be materially adversely affected. In addition, to the extent that the manufacturer modifies the terms of any contract it may enter into with us (including, without limitation, the terms regarding price, rights of return, or other terms that are favorable to us), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $30,440,852 and $36,212,363 in 2009 and 2008 and accumulated deficit of $117,564,388 at December 31, 2009 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

ITEM 2 - PROPERTIES

Pollex, Inc., leases approximately 560 square feet of office space in Santa Clara, California, for $756 per month pursuant to the terms of a one (1) year lease agreement commencing March 1, 2010 and ending February 28, 2011.

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

On January 5, 2010, the action was dismissed with prejudice.

ITEM 4 – Reserved.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board.  Our common stock has traded under the symbol PLLX since October 24, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, plus the first quarter of 2010, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2010	First Quarter	$0.10	$0.02
2009	First Quarter	$0.10	$0.02
	Second Quarter	$0.24	$0.02
	Third Quarter	$0.13	$0.04
	Fourth Quarter	$0.16	$0.04

2008	First Quarter	$0.95	$0.30
	Second Quarter	$0.68	$0.30
	Third Quarter	$9.90	$0.285
	Fourth Quarter	$0.51	$0.04

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

There are currently warrants outstanding to acquire an aggregate of 700,000shares of our common stock at an exercise price of $3.00 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 246,666shares of our common stock at an exercise price of $10.50per share which were issued to three consultants as part of the acquisition of JEI.

The number of holders of record of shares of our common stock is 40.

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

Results of Operations

Introduction

Our business is conducted through our two sub-subsidiaries, Joytoto America and Joytoto Technologies. Both were acquired by Joyon Entertainment, Inc., in the second quarter of 2007, and both were formed in the third quarter of 2006, and thus we have no operations, other than some simple formation activities, for comparison purposes in prior periods. We have revenue of $60,000for first quarter of 2009 There can be no assurance, however, that we will achieve all or any part of our anticipated revenue goals..

Year ended December 31, 2009 compared to the Year ended December 31, 2008

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2009 and for the year ended December 31, 2008 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue	$60,000	$732,239
Cost of goods sold	54,000	667,142
Selling, general and administrative	25,513,811	25,489,864
Impairment of license agreements	4,227,975	9,095,226
Impairment of goodwill	52,912
Depreciation and Amortization	625,929	1,468,939
Allowance for bad debts	-	200,000
Research and development	-	15,426
Total costs and expenses	30,474,627	36,936,597

Net Loss	$(30,440,852)	$(36,212,363)

Revenue

Total revenue for the year ended December 31, 2009 was $60,000, compared to $732,239 for the year ended December 31, 2008.  The decrease of $672,239 or 91.8% was primarily due to no revenue generated from our sales in our MP3 contracts from JTI.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2009 was $25,513,604, compared to $25,489,864 for the year ended December 31, 2008.  The increase of $23,740 or 0.1% was primarily due to stock based compensation due to the shares granted to our executive officers under their employment agreements.

Impairment of license agreements

Impairment for the year ended December 31, 2009 was $4,227,975, compared to $9,095,226 for the year ended December 31, 2008.  The decrease of $4,867,251 or 53.5% was primarily due to reducing Company cash flow projections.

Depreciation

Depreciation for the year ended December 31, 2009 was $8,309, compared to $8,309 for the year ended December 31, 2008.  There was no change in depreciation due to no depreciation of the Company’s fixed assets.

Amortization

Amortization for the year ended December 31, 2009 was $617,620, compared to $1,460,630 for the year ended December 31, 2008.  The decrease of $843,010 or 57.7% was primarily due to reduced amortization in 2009 due to previous impairment.

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

Net Loss

Our Net Loss for the year ended December 31, 2009 was $30,440,852, compared to $36,212,363 for the year ended December 31, 2008.  The decrease of $5,771,511 or 16% was primarily due to decrease in amortization expense and less revenue generated for 2009.

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

Sources and Uses of Cash

Operations

Net loss for the year ended December 31, 2009 was $30,440,852, compared to $36,212,363 for the year ended December 31, 2008.  The decrease of $5,771,511 or 16% was primarily due to decrease in impairment of Company’s license agreements. This was offset by depreciation and amortization of $625,929, stock based compensation of $25,000,000, an impairment on the Company’s license agreements of $4,227,975, an increase in accrued expenses of $218,563, for total cash used in operating activities of $315,473.

Revenue for the year ended December 31, 2009 was $60,000, compared to $732,239 for the year ended December 31, 2008.  The decrease of $672,239 or 92% was primarily due to less sales generated from our Hardware Division..

Investments

For the year ended December 31, 2009, there was no cash increase from investing activities.

Financing

For the year ended December 31, 2009, our cash flows from financing activities totaled $312,252, from $346,671 in loan proceeds offset by the repayment of $34,419 in loans..

For the year ended December 31, 2008, our cash flows from financing activities totaled $244,705, from $296,400 in loan proceeds offset by the repayment of $50,000 in loans and $1.695 from our bank overdraft account.

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

C. The Company reviewed its license agreements for impairment again at December 31, 2009 and determined that the license agreements were completely impaired and should be reduced to zero.  Accordingly, the Company recognized an impairment loss of $4,227,975 in 2009.  The Company reached this conclusion due to its’ inability to generate the revenues originally anticipated as well the difficulty in raising the necessary funds to develop and utilize the licenses due to the current difficult credit environment.

D.   License agreements are comprised of the following:

	December 31,		Estimated
	2008	2009	Useful Life
Pang Pang License	$279,373	$-	3 years
North American Master License	2,419,444	-	10 years
Exclusive Distributorship	4,688,957	-	10 years
	7,387,774

Less: accumulated amortization	(2,542,178)	-

	$4,845,596	$-

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POLLEX, INC. AND SUBSIDIARY

AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

[Missing Graphic Reference]

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying consolidated balance sheets of Pollex, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company incurred net losses of $30,440,852 and $36,212,363 in 2009 and 2008 and had an accumulated deficit of $117,564,388 at December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 13, 2010

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSET
Cash	$5,438	$8,659
Total current asset	5,438	8,659

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $23,541 and $15,233	3,287	11,595

OTHER ASSETS
License Agreements, net of accumulated amortization
of $0 and $2,542,178	-	4,845,596
Goodwill	-	52,912
Deposits	3,090	3,090
Total other assets	3,090	4,901,598

TOTAL ASSETS	$11,815	$4,921,852

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and accounts payable	$743,514	$524,951
Due to affiliate	194,056	194,056
Loans payable	608,652	296,400

Total Current Liabilities	1,546,222	1,015,407

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,689 issued and outstanding	5,120	5,120
Additional paid-in-capital	116,024,861	91,024,861
Accumulated deficit	(117,564,388)	(87,123,536)
Total Stockholders’ Equity (Deficit)	(1,534,407)	3,906,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,815	$4,921,852

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008

REVENUES	$60,000	$732,239

COSTS AND EXPENSES
Cost of goods sold	54,000	667,142
Selling, general and administrative	25,513,811	25,489,864
Impairment of license agreements	4,227,975	9,095,226
Impairment of goodwill	52,912	-
Depreciation and amortization	625,929	1,468,939
Allowance for bad debts	-	200,000
Research and development	-	15,426
Total Costs and Expenses	30,474,627	36,936,597

OPERATING LOSS	(30,414,627)	(36,204,358)

OTHER EXPENSE
Interest expense	(26,225)	(6,346)
Total Other Expense	(26,225)	(6,346)

LOSS BEFORE INCOME TAXES	(30,440,852)	(36,210,704)

PROVISION FOR INCOME TAXES	-	(1,659)

NET LOSS	$(30,440,852)	$(36,212,363)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(5.94)	$(7.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,120,417	5,120,417

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2009

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2007	5,121,689	5,120	66,024,861	(50,911,173)	15,118,808

Stock based compensation	-	-	25,000,000	-	25,000,000
Net loss for the year ended December 31, 2008	-	-	-	(36,212,363)	(36,212,363)
Balance, December 31, 2008	5,121,689	5,120	91,024,861	(87,123,536)	3,906,445

Stock based compensation	-	-	25,000,000	-	25,000,000
Net loss for the year ended December 31, 2009	-	-	-	(30,440,852)	(30,440,852)

Balance, December 31, 2009	5,121,689	$5,120	$116,024,861	$(117,564,388)	$(1,534,407)

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,440,852)	$(36,212,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625,929	1,468,939
Stock based compensation	25,000,000	25,000,000
Impairment of license agreements	4,227,975	9,095,226
Impairment of goodwill	52,912	-
Changes in assets and liabilities:
Decrease in prepaid expenses	-	3,527
Increase in deposits	-	(18)
Increase in accrued expenses	218,563	319,648
Increase in due to affiliate	-	88,995
Net cash used in operating activities	(315,473)	(236,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	346,671	296,400
Repayment of loan	(34,419)	(50,000)
Bank overdraft	-	(1,695)
Net cash provided by financing activities	312,252	244,705

Net increase (decrease) in cash	(3,221)	8,659

CASH AT BEGINNING OF YEAR	8,659	-

CASH AT END OF YEAR	$5,438	$8,659

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for taxes	-	1,659

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

NOTE B – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $30,440,852 and $36,212,363 for the years ended December 31, 2009 and 2008 and has an accumulated deficit of $117,564,388 at December 31, 2009. Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 or 2008.

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

In order to test goodwill and other intangible assets with indefinite lives for impairment, a determination of the fair value of the Company’s reporting units for its goodwill valuation and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance of the reporting unit being valued.  Changes in market conditions, among other factors may have an impact on these estimates.

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

See Notes E and F as to impairment of license agreements and goodwill.

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expense

Advertising expenses are included in Selling, general and administrative expenses in the Statement of Operations and are expensed as incurred.  The Company incurred $1,546 and $2,285 in advertising expenses for the years ended December 31, 2009 and 2008, respectively.

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

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2009.

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

Recent Accounting Pronouncements

 In June 2009, the FASB issued ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105").  ASC 105 establishes the FASB Accounting Standards Codification™ ("Codification") as the single official source of authoritative GAAP (other than guidance issued by the SEC) recognized by the FASB to be applied by nongovernmental entities.  ASC 105 was effective for interim or annual financial periods ending after September 15, 2009. The adoption of ASC 105 had no impact on the Company's

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

financial position or results of operations. The Company has referred to the relevant parts of the Codification in this Annual Report on Form 10-K and will apply the new presentation prospectively.

In May 2009, the FASB issued ASC Topic 855, "Subsequent Events" ("ASC 855"), which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted the provisions of ASC 855 effective August 1, 2009, with no material impact on its financial position or results of operations. In February 2010, the FASB issued ASU 2010-09, "Subsequent Events" ("ASU 2010-09"), which amends certain provisions of ASC 855 by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon its issuance in February 2010, and its provisions have been adopted by the Company by the removal of the date subsequent events were evaluated in the footnotes to the Company's consolidated financial statements. The adoption of ASU 2010-09 did not have any impact on the Company's financial position and results of operations.

NOTE D – FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31,		Estimated
	2009	2008	Useful Life
Computers	$23,500	$23,500	3 years
Furniture and equipment	3,328	3,328	7 years
	26,828	26,828
Less: accumulated depreciation	(23,541)	(15,233)
	$3,287	$11,595

Depreciation expense was $8,309 and $8,309 for the years ended December 31, 2009 and 2008, respectively.

NOTE E – LICENSE AGREEMENTS

On February 23, 2007, JAI entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.  The agreement provides for a 30% of net sales royalty fee payable to the licensor.  Net sales are defined as gross sales less 15%.

On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  Each game license provides for a 25% of net sales royalty fee payable to the licensor.  Net sales are defined as gross sales less 15%.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, JEI issued Joyon Korea 30,000,000 common shares as consideration.  Prior to the acquisition

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE E – LICENSE AGREEMENTS (CONTINUED)

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

The Company reviewed its license agreements for impairment again at December 31, 2009 and determined that the license agreements were completely impaired and should be reduced to zero.  Accordingly, the Company recognized an impairment loss of $4,227,975 in 2009.  The Company reached this conclusion due to its’ inability to generate the revenues originally anticipated as well the difficulty in raising the necessary funds to develop and utilize the licenses due to the current difficult credit environment.

The license agreements are comprised of the following:

	December 31,
	2009	2008
Pang Pang License	$-	$279,373
North American Master License	-	2,419,444
Exclusive Distributorship	-	4,688,957
	-	7,387,774
Less: accumulated amortization	-	(2,542,178)
	-	4,845,596

Amortization expense was $617,620 and $1,460,630 for the years ended December 31, 2009 and 2008, respectively.

NOTE F – GOODWILL

In connection with the Company’s acquisition of JAI on April 18, 2007, the Company recognized Goodwill of $52,912, which represented the excess of the purchase price over the fair value of the net assets of JAI.

The Company reviewed tested Goodwill for impairment at December 31, 2009 and concluded that the Goodwill was completely impaired and should be reduced to zero.  Accordingly, the Company recognized an impairment loss of $52,912 in 2009.  This plus the impairment of the license agreements discussed in Note E resulted in the fair value of JAI being reduced to zero.

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE G – DUE TO AFFILIATE

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

NOTE H – LOAN PAYABLE

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

During 2009, the Company repaid $34,419 of these notes and received additional proceeds of $346,671 from additional promissory notes.  The remaining $608,652 in notes is with one individual.

NOTE I - INCOME TAXES

The Company files a consolidated income tax return on a calendar year basis.  At December 31, 2009, the Company had an unused net operating loss carryforward of approximately $4,286,000 for income tax purposes, which expires at various dates imposed by the rules and regulations of the Internal Revenue Service.  This net operating loss carryforward may result in future income tax benefits of approximately $1,286,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established.  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	1,286,000	937,000
Valuation allowance	(1,286,000)	(937,000)
Net deferred tax asset	-	-

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE J – WARRANTS

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

The following are the assumptions used in determining the above fair values using the Black-Scholes option pricing model:

Expected life	7 years
Risk free rate	4.20%
Volatility	43.50%
Dividend yield	0%

The following summarizes warrant activity during 2008 and 2009:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2008	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2008	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2009	946,667	$41.46

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE J – WARRANTS (CONTINUED)

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2009 was 4.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2009 was $0 as the stock price exceeded the exercise price.

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2008 was 5.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2008 was $0 as the stock price exceeded the exercise price.

NOTE K – COMMITMENTS AND CONTINGENCIES

Property Leases:

During 2008 and 2009, the Company leased office facilities in Santa Clara, California. The lease commenced on March 1, 2007 and is for a term of one year.  The lease was renewed on March 1, 2008 and ended on March 1, 2009.  The Company’s rent payments were $1,536 per month.

On April 1, 2009, the Company signed a one year lease on office space in Santa Clara, California.  This lease was not renewed on April 1, 2010.  The Company’ rent payments were $1,864 per month.  The Company’s rental payments in 2010 prior to the termination of the lease were $5,592.

On March 1, 2010, the Company signed a one year lease on office space in Santa Clara, California.  This lease term is through February 28, 2011.  The Company’ rent payments were $756 per month.

The Company was leasing an apartment in Santa Clara, California for use of its President.  The lease is for a term of one year commencing November 1, 2007 and ended October 31, 2008. The lease payments were $2,415 per month on this apartment.

The Company is leasing an apartment in Santa Clara, California for use of its President.  The lease is for a term of one year commencing November 1, 2008 and was renewed October 26, 2009.  The lease term is through December 25, 2010.  The lease payments were $2,775 per month on the original lease and are $3,300 per month on the current lease.

The minimum future lease commitment on the above leases is as follows:

2010	$52,752
2011	1,512
$54,264

Rent expense for the years ended December 31, 2009 and 2008 was $53,442 and $61,387, respectively.

Auto Leases:

The Company signed a lease in October 2006 to lease an automobile for the former CEO of its subsidiary.  The vehicle was returned and the lease ended September 23, 2008.  The lease payments were $817 per month.

POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE K – COMMITMENTS AND CONTINGENCIES (Continued)

Auto Leases (Continued):

The Company signed a lease in December 2008 to lease an automobile for its’ CEO.  The lease runs through December 14, 2012.  The lease payments are $578 per month.  The minimum future lease commitment on these leases is as follows:

2010	$6,933
2011	6,933
2012	6,356
$20,222

Employment Agreements:

Through its subsidiary, JEI, the Company has employment agreements with all three of the Company’s executives.  These employment agreements are all dated October 31, 2007 and run through October 31, 2010, unless terminated earlier.

Under the employment agreement, Seong Yong Cho serves as President and Chief Executive Officer, Seong Sam Cho serves as Chief Financial Officer, and Doo Ho Choi serves as Chief Operating Officer.   In exchange for their services, each of the three executives will receive $12,000 per annum, which was increased to $60,000 per annum starting April 1, 2009.  They will be eligible for a bonus, not to exceed one half of annual compensation, if approved by JEI’s Board of Directors.

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

The Company valued the total shares issued at the grant date fair value of $45.00 per share (post splits), or $75,000,000.  The Company is recognizing this expense over the life of the employment agreements.  The total future commitments under these employment contracts, net of repurchase provisions, are as follows:

2010	20,819,444
$20,819,444

Litigation:

On or about September 24, 2008, an action was commenced alleging the Company was sending unsolicited facsimiles concerning the Company.   Based upon the allegations, the plaintiff asserted claims for violations of the Telephone Consumer Protection Act, declaratory judgment, civil conspiracy, and aiding and abetting.  Plaintiff sought class certification, injunctive relief, damages in accordance with the Telephone Consumer Protection Act, costs, attorneys’ fees, and costs.

 POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE K – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On January 5, 2010, the action was dismissed with prejudice.

NOTE L – CONSULTING AGREEMENT

The Company, on January 5, 2005, entered into a 2 year consulting agreement with LFG for services relating to mergers, acquisitions, and the establishment of investment banking relationships.  Under the terms of the consulting arrangement, the Company is to a) pay a non-refundable retainer of $5,000 per month, b) issue 100,000 shares (post splits) of the Company’s common stock to be registered as promptly as possible but no later than the date the Company files its first registration statement, c) pay a fee of 10% of the consideration paid for any acquisition or sale by the Company and d) reimburse London for reasonable travel expenses.  Additionally, the Company would issue to London a warrant to purchase up to 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share (post splits).  The common stock issuable upon exercise will be registered at the Company’s expense. The warrants vest immediately.

On November 23, 2005, the Company amended the LFG agreement to reduce the number of warrants to be issued from 133,333 shares to 50,000 shares (post splits), and increased the exercise price of those warrants from $0.025 to $30.00 per share (post splits).

As part of the JEI acquisition, these warrants were cancelled. Additionally, the fee was increased to $20,000 per month and the expiration date extended to January 31, 2009.  As of December 31, 2007, the Company has accrued $40,000 as consulting expense related to this agreement. $20,000 in consulting fees were waived as part of the JEI acquisition.

On June 1, 2008, LFG waived its current and future monthly cash consulting fees.

NOTE M – SALES CONCENTRATION

The revenues in 2008 represent one sale to Best Buy under the Company’s Exclusive Distributorship Agreement.

The revenues in 2009 represent one sale of components parts.

NOTE N – ALLOWANCE FOR POTENTIAL UNCOLLECTIBILITY

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

 POLLEX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE O – SUBSEQUENT EVENTS

In January of 2010, the Company received $20,000 in proceeds from a promissory note. Although the note has not yet been executed, it is expected to bear interest at 6% and is due January 13, 2011.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Seong Yong Cho (Michael Cho) , 41, has been the Chief Executive Officer and a Director since the acquisition of JEI on October 31, 2007. He has served as the Chief Executive Officer of Joyon Entertainment Co., Ltd. since December 1999 and has been a director of Joytoto Co., Ltd. since December 2005. He served as the CEO of Joytoto Co., Ltd. from December 2005 to November 2006, and has been the COO of Joytoto Co., Ltd. from December 2006 to March 2008.

 Prior to joining Joyon, Mr. Cho was a director of Sam Electronics from 1988 to 1996 and the CEO of Korea Licensing from September 1996 to March 2002. He has provided consulting services related to game development for EA/Accolade/Inforgrams, Samsung, SSangyong, Diamond Ads and other companies since 1988. In recognition of his services, he received the prize of the Ministry of Information and Communications for the Software Industry Development on December 2000 and the prize of the Prime Minister for the Software Industry Development on December 2001. Mr Cho’s qualification to serve as a director of the Company is based on his having served and founded several private and public companies in Korea involved in the computer software and hardware industry.

Seong Sam Cho (Sam Cho) , 44, has been the Chief Financial Officer, Secretary, and a Director since the acquisition of JEI on October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Based on the foregoing, Mr. Cho is qualified to be a director of the Company.

Doo Ho Choi (David Choi) , 44, has been the Chief Operating Officer and a Director since the acquisition of JEI on October 31, 2007. He has been the internal auditor of Joytoto Co., Ltd. since December 2005. Prior to joining Joytoto Co., Ltd., Mr. Choi was a director of Imine Co., Ltd. and was responsible for their global business division. He was involved with an electronic government business in Vietnam. He took office as the CEO and CTO until April 2002 after he established Webtrol Interactive Co., Ltd. in March 2000, and he developed a remote control system through the Internet for industrial boilers. He served as the CEO and CTO of Nextware Corporation until June 1999 after he established Nextware Corporation in August 1997, and he developed a three-dimensional graphic system and ran a distribution business for computer systems. Since June 1985, he served in the Korean army as an officer and an official in the field of communication and security until August 1994. Mr. Choi’s qualification to serve as a director of the Company is based on his having worked in the information and communication field for 22 years.

Family Relationships

Seong Yong Cho and Seong Sam Cho are brothers. There are no other family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Director Independence

            Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Company Leadership Structure

Our Chief Executive Officer, Seong Yong Cho, is also the chairman of our board of directors.  Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined

Board Role in Risk Oversight

Our Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Audit Committee

We do not currently have an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.

Board Meetings and Committees

During the fiscal year ended December 31, 2009, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2009 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2009	24,000	-	-	-	-	-	-	24,000
Chief Executive Officer, President, and Director	2008	24,000	-	-	-	-	-	-	24,000

Seong Sam Cho	2009	-	-	-	-	-	-	-	-
Chief Financial Officer, Secretary, and Director	2008	-	-	-	-	-	-	-	-

Doo Ho Choi	2009	-	-	-	-	-	-	-	-
Chief Operating Officer and Director	2008	-	-	-	-	-	-	-	-

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

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho	-	-	-	-	-	194,444(1)	$7,778(1)	-	-

Seong Sam Cho	-	-	-	-	-	194,444(1)	$7,778(1)	-	-

Doo Ho Choi	-	-	-	-	-	74,073(2)	$2,963(2)	-	-

(1)
Seong Yong Cho and Seong Sam Cho were each granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2009, the repurchase right of the Company expired as to 505,556 shares for each employee, subsequent to the reverse split. At our closing price of $0.04 on December 31, 2009, the 194,444 shares still subject to the right of repurchase would be valued at $7,778.  All shares of Common Stock were subject to a reverse split on a one for thirty basis, effective October 24, 2008.

(2)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in his current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, he will own the shares free and clear of our repurchase right. We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend. As of December 31, 2009, the repurchase right of the Company expired as to 192,593 shares, subsequent to the reverse split. At our closing price of $0.04 on December 31, 2009, the 74,073 still subject to the right of repurchase would be valued at $2,963.  All shares of Common Stock were subject to a reverse split on a one for thirty basis, effective October 24, 2008.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)
Unless otherwise indicated, based on 5,121,689 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors. Beneficial ownership by these officers does not include shares owned by Joytoto Co., Ltd. or Joyon Entertainment Co., Ltd.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Pollex, Inc., 2005 De La Cruz Blvd. Suite 235, Santa Clara, CA 95050.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2009, Meyler & Co. billed us $49,510 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the period from December 6, 2006 (inception) to December 31, 2009, Meyler & Co. billed us $20,000 in fees for professional services for the audit of our financial statements and review of our financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended December 31, 2009, Meyler & Co. billed us $0relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2009, Meyler & Co. billed us $0 for professional services for tax preparation. During the period from December 6, 2006 (inception) to December 31, 2009, Meyler & Co. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2009, Meyler & Co. did not bill us for any other fees. During the period from December 6, 2006 (inception) to December 31, 2009, did not bill us for any other fees.

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

(a)(2)Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)Exhibits

Refer to (b) below.

(b)Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9 (8)	Employment Agreement with Doo Ho Choi dated October 31, 2007

10.10 (9)	Agreement to Manufacture, Supply and Market among Hyundai RFmon Corp and Joytoto USA, Inc. dated February 20, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8) (9)
Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2008.
Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 13, 2010		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 13, 2010		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010		/s/ Seong Yong Cho
	By:	Seong Yong Cho
President, Chief Executive
Officer and Director

Dated: April 13, 2010		/s/ Seong Sam Cho
	By:	Seong Sam Cho
Chief Financial Officer,
Secretary and Director

Dated: April 13, 2010		/s/ Doo Ho Choi
	By:	Doo Ho Choi,
Chief Operating Officer and
Director