Form 10-Q
period 2010-03-31
Pollex, Inc.
filed 2010-05-24
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49933

Pollex, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

2005 De La Cruz Boulevard Suite 235 Santa Clara, CA (Address of principal executive offices)	95050 (Zip Code)

Registrant’s telephone number, including area code (408) 350-7340

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 24, 2010, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding .

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

ITEM 1  Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,905	$5,438

Total current assets	4,905	5,438

Property and equipment, net of accumulated
depreciation of 24,997 and $23,541	2,573	3,287

Other assets
License Agreements	55,000	-
Prepaid Royalties	10,000	-
Deposits	4,090	3,090

Total other assets	69,090	3,090

Total Assets	$76,568	$11,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$824,513	$743,514
Due to affiliate	194,056	194,056
Loans payable	707,662	608,652

Total Current Liabilities	1,726,231	1,546,222

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,689 issued and outstanding	5,120	5,120
Additional paid-in-capital	122,274,861	116,024,861
Accumulated Deficiit	(123,929,644)	(117,564,388)
Total Stockholders’ Deficit	(1,649,663)	(1,534,407)

Total Liabilities and Stockholders’ Deficit	$76,568	$11,815

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUES	$-	$60,000

COSTS AND EXPENSES:
Cost of goods sold	-	54,000
Selling, general and administrative	6,358,009	6,350,361
Depreciation and amortiztion	1,456	156,484

Total Costs and Expenses	6,359,465	6,560,845

OPERATING LOSS	(6,359,465)	(6,500,845)

OTHER EXPENSE:
Interest expense	(5,791)	-
Total Other Expense	(5,791)	-

LOSS BEFORE INCOME TAXES	(6,365,256)	(6,500,845)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(6,365,256)	(6,500,845)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.24)	$(1.27)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,689	5,121,689

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,365,256)	$(6,500,845)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,456	156,484
Stock based compensation	6,250,000	6,245,833
Changes in assets and liabilities:
Increase in prepaid royalties	(10,000)
Increase in other receivable	-	(6,500)
Increase in deposits	(1,000)
Increase in accrued expenses	80,999	59,464

Net cash used in operating activities	(43,801)	(45,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(742)	-
Acquision of license agreements	(55,000)	-

Net cash used in investing activities	(55,742)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	143,500	53,000
Repayment of loan	(44,490)	(15,000)

Net cash provided by financing activities	99,010	38,000

Net increase in cash	(533)	(7,564)

CASH AT BEGINNING OF PERIOD	5,438	8,659

CASH AT END OF PERIOD	$4,905	$1,095

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2009.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $6,356,256 and $6,500,845 for the three months ended March 31, 2010 and March 31, 2009, respectively,  and has an accumulated deficit of $123,929,644 as of March 31, 2010.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

During the three months ended March 31, 2010, the Company acquired license agreements for four online games for use in South Korea.  These agreements called for a total of $55,000 in license fees and a $10,000 nonrefundable royalty prepayment on one of the licenses.  The Company paid $32,500 of these fees during the three months ended March 31, 2010 and will pay the remaining fees of $22,500 when the games are launched commercially.  Each license also has a royalty fee ranging from 20% to 25% of gross revenues on three of the licenses and 25% of net revenues on one of licenses.  Future royalties will be offset against the $10,000 prepayment.   The licenses have terms of 2 to 3 years.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from three notes which bear interest at 6% per annum.  During the three months ended March 31, 2010, the Company received proceeds of $ 143,500 from these borrowings and repaid $44,490 of these borrowings.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2010

NOTE E – WARRANTS

The following summarizes warrant activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2010	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2010	946,667	$41.46

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

Our business is conducted through our two sub-subsidiaries, JTI and JAI. Both were acquired by JEI, in the second quarter of 2007.  Both entities were formed in the third quarter of 2006.  We generated a revenue of $0 in the 1st quarter of 2010.

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

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2010 and for the three months ended March 31, 2009 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenue	$-	$60,000

Cost of goods sold	-	54,000
Selling, general and administrative	6,358,009	6,350,361
Depreciation	1,456	2,077
Amortization	0	154,407
Total costs and expenses	6,359,465	6,560,845

Net Loss	$(6,365,256)	$(6,500,845)

For the three months ended March 31, 2010, we had no revenue compared to $60,000 for the three months ended March 31, 2009.  The decrease of $60,000 or 100% was primarily due to no revenue being generated through our online games or products and services.  For the three months ended March 31, 2010, our selling, general and administrative expenses of $6,358,009 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $57,000 of payroll expenses, $17,847 of professional fees, and $8,924 of rent expense.  For the three months ended March 31, 2009, our selling, general and administrative expenses of $6,350,361 consisted of primarily of $6,245,833 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $3,915 of payroll expenses, $15,233 of professional fees, and $8,325 of rent expense. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life.

Net Loss

Our Net Loss for the three months ended March 31, 2010 was $6,356,256 compared to $6,500,845 for the three months ended March 31, 2009.  The decrease of $144,589 or 2.2% was primarily due to less amortization expense due to impairment of license agreements.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement. As of March 31, 2010, we have not begun to generate revenue from these agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of March 31, 2010	As of December 31, 2009	Change
Cash	4,905	$5,438	$(533)
Total current assets	4,905	5,438	(533)
Property and equipment, net of accumulated depreciation of $24,997 and $23,541	2,573	3,287	(714)
License Agreements	55,000	-	55,000
Prepaid Royalties	10,000	-	10,000
Deposits	4,090	3,090	1,000
Total assets	76,568	11,815	64,753
Accrued expenses and accounts payable	824,513	743,514	80,999
Due to affiliate	194,056	194,056	0
Loans payable	707,662	608,652	99,010
Total Current Liabilities	1,726,231	1,546,222	180,009

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2010, we had a net loss from operations of $6,365,256 compared to $6,500,845 for the three months ended March 31, 2009. This was offset by depreciation and amortization of $1,456, stock based compensation of $6,250,000, an increase in prepaid royalties of $10,000, and an increase in accrued expenses of $80,999, for total cash used in our operating activities of $43,801.

Investments

We had $55,742 invested in cash used in investmenting activities for the three months ended March 31, 2010, which relates the purchase of property and equipment of $742 and the acquisition of license agreements of $55,000.

Financing

Our cash flows from financing activities totaled $99,010, from $143,500 in loan proceeds offset by ($44,490) from repayment of our loan.

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

Valuation of License Agreements

We account for goodwill and license agreements in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles- Goodwill and Other.” Under ASC 350, goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.  Intangible assets and license agreements, other than goodwill, with definite lives will be amortized over their useful lives ranging from 3 to 10 years. We periodically evaluate the reasonableness of the useful lives of these intangible assets.  The license agreements were valued on our balance sheet as follows:

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

During the three months ended March 31, 2010, the Company acquired license agreements for four online games for use in South Korea.  These agreements called for a total of $55,000 in license fees and a $10,000 nonrefundable royalty prepayment on one of the licenses.  The Company paid $32,500 of these fees during the three months ended March 31, 2010 and will pay the remaining fees of $22,500 when the games are launched commercially.  Each license also has a royalty fee ranging from 20% to 25% of gross revenues on three of the licenses and 25% of net revenues on one of licenses.  Future royalties will be offset against the $10,000 prepayment.   The licenses have terms of 2 to 3 years.

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

ITEM 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended March 31, 2010.

ITEM 3  Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4  Removed and Reserved.

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

Pollex, Inc.

Dated: May 24, 2010	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President