Form 10-Q
period 2010-06-30
Pollex, Inc.
filed 2010-08-23
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49933

Pollex, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

2005 De La Cruz Blvd. Suite 235 Santa Clara, CA (Address of principal executive offices)	95050 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 23, 2010, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding .

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

ITEM 1 Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,133	$5,438

Total current assets	2,133	5,438

Property and equipment, net of accumulated
depreciation of $25,690 and $23,541	9,184	3,287

Other assets
License agreements	120,500	-
Prepaid royalties	30,000	-
Deposits	9,090	3,090

Total other assets	159,590	3,090

Total Assets	$170,907	$11,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$932,675	$743,514
Due to affiliate	194,056	194,056
Loans payable	844,072	608,652

Total Current Liabilities	1,970,803	1,546,222

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,689 issued and outstanding	5,120	5,120
Additional paid-in capital	128,524,861	116,024,861
Accumulated deficit	(130,329,877)	(117,564,388)

Total Stockholders’ Deficit	(1,799,896)	(1,534,407)

Total Liabilities and Stockholders’ Deficit	$170,907	$11,815

See accompanying notes to consolidated financial statements.

POLLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$60,000

COSTS AND EXPENSES
Cost of goods sold	-	-	-	54,000
Selling, general and administrative	6,382,916	6,322,579	12,740,925	12,672,940
Depreciation and amortization	693	156,480	2,149	312,964

Total Costs and Expenses	6,383,609	6,479,059	12,743,074	13,039,904

OPERATING LOSS	(6,383,609)	(6,479,059)	(12,743,074)	(12,979,904)

OTHER EXPENSE
Interest expense	(15,724)	-	(21,515)	-

Total Other Expense	(15,724)	-	(21,515)	-

LOSS BEFORE INCOME TAXES	(6,399,333)	(6,479,059)	(12,764,589)	(12,979,904)

PROVISION FOR INCOME TAXES	(900)	-	(900)	-

NET LOSS	(6,400,233)	(6,479,059)	(12,765,489)	(12,979,904)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(1.25)	$(1.27)	$(2.49)	$(2.53)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,120,417	5,120,417	5,120,417	5,120,417

 See accompanying notes to consolidated financial statements.

POLLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,765,489)	$(12,979,904)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,149	312,964
Stock based compensation	12,500,000	12,500,000
Changes in assets and liabilities:
Increase in prepaid royalties	(15,000)
Increase in other receivable	-	(6,500)
Increase in deposits	(1,000)
Increase in accounts payable and accrued expenses	107,411	35,211

Net cash used in operating activities	(171,929)	(138,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,046)	-
Acquisition of license agreements	(58,750)	-

Net cash used in investing activities	(66,796)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	284,400	141,042
Repayment of loan	(48,980)	(15,000)
Bank overdraft	-	3,528

Net cash provided by financing activities	235,420	129,570

Net decrease in cash	(3,305)	(8,659)

CASH AT BEGINNING OF PERIOD	5,438	8,659

CASH AT END OF PERIOD	$2,133	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-

Cash paid for taxes	$900	$-

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2009.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12,765,489 and $12,979,904 for the six months ended June 30, 2010 and June 30, 2009, respectively, and has an accumulated deficit of $130,329,877 at June 30, 2010.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

During the six months ended June 30, 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses.  The Company paid $73,750 of these fees during the six months ended June 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from three notes which bear interest at 6% per annum.  During the six months ended June 30, 2010, the Company received proceeds of $ 284,400 from these borrowings and repaid $48,980 of these borrowings.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2010

NOTE E – WARRANTS

The following summarizes warrant activity for the three months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2010	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2010	946,667	$41.46

NOTE F- DISSOLUTION OF JOYTOTO TECHNOLOGIES, INC.

On June 24, 2010, the Company dissolved its sub-subsidiary, Joytoto Technologies Inc. (“JTI”).  The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010.  JTI was mostly inactive during 2009 and 2010.  In relation to the dissolution, the Company assumed $365,871 in liabilities of JTI.

NOTE G- SUBSEQUENT EVENTS

On August 11, 2010, the Company, along with its wholly owned subsidiary, Joyon Entertainment, Inc. (“JEI”) entered into a stock purchase agreement with Joytoto Co., Ltd. (“Joytoto Korea”), effective as of June 30, 2010.  JEI owns 100% of the issued and outstanding common stock of Joytoto America, Inc. (“JAI”).  Pursuant to the terms of the Agreement, the Company and JEI sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in consideration for the return and cancellation of 166,667 shares of the Company’s common stock held by Joytoto Korea.

At June 30, 2010, JAI had assets of $6,546 and liabilities of $205,296.

For the six months ended June 30, 2010, the proforma results of this sale are as follows:

	As Reported	JAI	Pro Forma

Revenues	$-	$-	$-

Net Loss	$(12,759,438)	$(58,886)	$(12,700,552)

Loss per share	$(2.49)	$(0.01)	$(2.48)

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2010

NOTE G- SUBSEQUENT EVENTS (Continued)

For the six months ended June 30, 2009, the proforma results of this sale are as follows:

	For the six months ended June 30, 2009
	As Reported	JAI	Pro Forma

Revenues	$60,000	$-	$60,000

Net Loss	$(12,979,904)	$(221,458)	$(12,758,446)

Loss per share	$(2.53)	$(0.04)	$(2.49)

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

We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We have one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which are wholly-owned subsidiaries of JEI. Effective June 30, 2010, we, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation to us of 166,667 shares of our common stock held by Joytoto Korea.  The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Our operations were originally organized into two business segments: Customer Electronics and Online Games. On June 24, 2010, we dissolved JTI due to inactivity of the distributor contracts and lack of revenues generated in the Consumer Electronics business segment of the Company. The Company will focus on its Online Games segment.

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has not generated any revenues.

Online Games

As of June 30, 2010, the Company has acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company will be launching these games commercially in South Korea during the 4th quarter of 2010.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2010 and for the three months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenue	$-	$-
	-	-
Cost of goods sold	-	-
Selling, general and administrative	6,382,916	6,322,579
Depreciation and amortization	693	156,480
Total costs and expenses	6,383,609	6,479,059
Other expense - interest expense	15,724	-
Provision for income taxes	900	-
Net Loss	$(6,400,233)	$(6,479,059)

For the three months ended June 30, 2010, we had $0 in revenue compared to $0 for the three months ended June 30, 2009.  There was no change due to no generation of revenue from our licenses.  For the three months ended June 30, 2010, our selling, general and administrative expenses of $6,382,916 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $121,200 of payroll expenses, $25,527 of professional fees, and $21,115 of rent expense.  For the three months ended June 30, 2009, our selling, general and administrative expenses of $6,322,579 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $121,200 of payroll expenses, $28,108 of professional fees, and $24,170 of rent expense. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life.

Net Loss

Our Net Loss for the three months ended June 30, 2010 was $6,400,233 compared to $6,479,059 for the three months ended June 30, 2009.  The decrease of $78,826 or 1.22% was primarily due to less amortization expense due to impairment of license agreements.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2010 and for the six months ended June 30, 2009 are as follows:

	Six months Ended June 30, 2010	Six months Ended June 30, 2009

Revenue	$-	$60,000

Cost of goods sold	-	54,000
Selling, general and administrative	12,740,925	12,672,940
Depreciation and amortization	2,149	312,964
Total costs and expenses	12,743,074	13,039,904
Other expense - interest expense	21,515	-
Provision for income taxes	900	-
Net Loss	$(12,743,074)	$(12,979,904)

For the six months ended June 30, 2010, we had $0 in revenue compared to $60,000 for the six months ended June 30, 2009.  The decrease of $60,000 or 100% was primarily due no revenue being generated from our license agreements.  For the six months ended June 30, 2010, our selling, general and administrative expenses of $12,740,925 consisted of primarily of $12,500,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $178,200 of payroll expenses, $43,373 of professional fees, and $30,039 of rent expense.  For the six months ended June 30, 2009, our selling, general and administrative expenses of $12,672,940 consisted of primarily of $12,500,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $82,567 of payroll expenses, $43,341 of professional fees, and $32,495 of rent expense. Depreciation is of computers and other office furniture and equipment. Amortization is derived from the value assigned to the securities and other consideration issued for our license and distribution agreements, based on their estimated useful life.

Net Loss

Our Net Loss for the six months ended June 30, 2010 was $12,765,489 compared to $12,979,904 for the six months ended June 30, 2009.  The decrease of $236,830 or 1.82% was primarily due to less amortization expense due to impairment of license agreements.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements and the Exclusive Distributorship Agreement.

 As of June 30, 2010, we have not begun to generate revenue from these agreements, and as a result we have very few current assets.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of June 30, 2010	As of December 31, 2009	Change
Cash	2,133	$5,438	$(3,305)
Total current assets	2,133	5,438	(3,305)
Property and equipment, net of accumulated depreciation of $25,690 and $23,541	9,184	3,287	5,897
License Agreements	120,500	-	120,500
-Prepaid Royalties	30,000	-	30,000
Deposits	9,090	3,090	6,000
Total assets	170,907	11,815	159,092
Accrued expenses and accounts payable	932,675	743,514	189,161
Due to affiliate	194,056	194,056	-
Loans payable	844,072	608,652	235,420
Total Current Liabilities	1,970,803	1,546,222	424,581

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license greements.

Sources and Uses of Cash

Operations

For the three months ended June 30, 2010, we had a net loss of $6,400,233 compared to $6,479,059 for the three months ended June 30, 2009. This was offset by depreciation and amortization of $693, stock based compensation of $6,250,000, an increase in prepaid royalties of $5,000 and an increase in accrued expenses of $58,912, for total cash used in our operating activities of $95,628.

For the six months ended June 30, 2010, we had a net loss  of $12,765,489 compared to $12,979,904 for the six months ended June 30, 2009. This was offset by depreciation and amortization of $2,149, stock based compensation of $12,500,000, an increase in prepaid royalties of $30,000, and an increase in accrued expenses of $189,161, for total cash used in our operating activities of $171,929.

Investments

We had $43,554 invested in cash used in investment activities for the three months ended June 30, 2010, which relates the purchase of property and equipment of $7,304 and the acquisition of license agreements of $36,250.

We had $66,796 invested in cash used in investment activities for the six months ended June 30, 2010, which relates the purchase of property and equipment of $8,046 and the acquisition of license agreements of $58,750.

Financing

Our cash flows from financing activities totaled $235,420, from $284,400 in loan proceeds offset by 48,980 from repayment of our loan.

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

D.   During the six months ended June 30, 2010, the Company acquired license agreements for 16 online games for use in South Korea. These agreements total $120,500 in license fees. $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 nonrefundable deposit on one of the licenses. The Company paid $73,750 of these fees during the six months ended June 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially. Each license also has a royalty fee which varies with each license. Future royalties will be offset against the $30,000 prepayment. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

ITEM 4   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

None.

ITEM 1A   Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2010.

ITEM 3   Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4   Removed and Reserved.

ITEM 5   Other Information

ITEM 6    Exhibits

10.1	Stock Purchase Agreement dated August 11, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

Dated: August 23, 2010	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President