Form 10-Q
period 2010-09-30
Pollex, Inc.
filed 2010-11-22
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 22, 2010, there were 4,955,022 shares of common stock, par value $0.001, issued and outstanding .

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

ITEM 1 Financial Statements

POLLEX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,651	$5,257
Account receivable	44,155	-

Total current assets	57,806	5,257

Property and equipment, net of accumulated
depreciation of $872 and $0, respectively	5,330	-

Other assets
Due from affiliated company	12,931	-
License agreements	120,500	-
Prepaid royalties	30,000	-
Deposits	6,000	-
Assets of discontinued operations	-	6,558

Total other assets	169,431	6,558

Total Assets	$232,567	$11,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$976,998	$743,514
Due to affiliate	194,056	194,056
Loans payable	951,583	608,652

Total Current Liabilities	2,122,637	1,546,222

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 4,955,022 and 5,121,689 issued
and outstanding, respectively	4,953	5,120
Additional paid-in capital	134,771,695	116,024,861
Accumulated deficit	(136,666,718)	(117,564,388)

Total Stockholders’ Deficit	(1,890,070)	(1,534,407)

Total Liabilities and Stockholders’ Deficit	$232,567	$11,815

See accompanying notes to consolidated financial statements.

POLLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$44,596	$-	$44,596	$60,000

COSTS AND EXPENSES
Cost of goods sold	-	-	-	54,000
Selling, general and administrative	6,352,677	6,393,804	19,037,493	18,968,808
Depreciation and amortization	390	-	872	-

Total Costs and Expenses	6,353,067	6,393,804	19,038,365	19,022,808

OPERATING LOSS	(6,308,471)	(6,393,804)	(18,993,769)	(18,962,808)

OTHER EXPENSE
Interest expense	(9,271)	-	(30,786)	-

Total Other Expense	(9,271)	-	(30,786)	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,317,742)	(6,393,804)	(19,024,555)	(18,962,808)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(6,317,742)	(6,393,804)	(19,024,555)	(18,962,808)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	(19,099)	-	(19,099)	-
Loss from discontinued operations, net of tax	-	(191,004)	(58,676)	(601,904)
Loss from discontinued operations	(19,099)	(191,004)	(77,775)	(601,904)

NET LOSS	(6,336,841)	(6,584,808)	(19,102,330)	(19,564,712)

NET LOSS PER COMMON SHARE (Basic and Diluted)
Continuing Operations	$(1.26)	$(1.25)	$(3.74)	$(3.70)
Discontinued Operations	-	(0.04)	(0.02)	(0.12)
	$(1.26)	$(1.29)	$(3.76)	$(3.82)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	5,030,114	5,121,689	5,090,052	5,121,689

 See accompanying notes to consolidated financial statements.

POLLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,102,330)	$(19,564,712)
Loss from discontinued operations	77,775	601,904
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	872	-
Stock based compensation	18,750,000	18,750,000
Changes in assets and liabilities:
Increase in accounts receivable	(44,155)	-
Increase in prepaid royalties	(15,000)	-
Increase in receivable from affiliate	(12,931)	(6,500)
Increase in deposits	(1,000)	-
Increase in accounts payable and accrued expenses	151,734	136,605

Net cash used in continuing operating activities	(195,035)	(82,703)
Net cash used in discontinued operating activities	(74,550)	(132,458)
Net cash used in operating activities	(269,585)	(215,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,202)	-
Acquisition of license agreements	(58,750)	-

Net cash used in investing activities	(64,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	401,400	222,542
Repayment of loan	(58,469)	(15,000)

Net cash provided by financing activities	342,931	207,542

Net decrease in cash	8,394	(7,619)

CASH AT BEGINNING OF PERIOD	5,257	8,659

CASH AT END OF PERIOD	$13,651	$1,040

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2009.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $19,102,330 and $19,564,712 for the nine months ended September 30, 2010 and September 30, 2009, respectively, and has an accumulated deficit of $130,329,877 at September 30, 2010.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

During the nine months ended September 30, 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses.  The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

The Company began operating the online game The Great Merchant in open beta testing in January 2010. During the three months ended September 30, 2010, the Company generated revenues of $44,596 from this beta testing. The game will be opened for full commercial service in the 1st Quarter of 2011.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from three notes which bear interest at 6% per annum.  During the six months ended September 30, 2010, the Company received proceeds of $401,400 from these borrowings and repaid $58,469 of these borrowings.

POLLEX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2010

NOTE E – WARRANTS

The following summarizes warrant activity for the three months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2010	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2010	946,667	$41.46

NOTE F- DISSOLUTION OF JOYTOTO TECHNOLOGIES, INC.

On June 24, 2010, the Company dissolved its sub-subsidiary, Joytoto Technologies Inc. (“JTI”).  The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010.  JTI was mostly inactive during 2009 and 2010.  In relation to the dissolution, the Company assumed $365,871 in liabilities of JTI.

NOTE G- SALE OF JOYTOTO AMERICA, INC.

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

At June 30, 2010, JAI had assets of $6,546 and liabilities of $205,296.

As a result of the sale, the operations of JAI are classified as discontinued operations in the Company's consolidated statement of operations and all assets and liabilities are presented separately o the consolidated balance sheets. All prior period information has been reclassified to be consistent with the current period presentation. The cancelled share formerly held by Joytoto Korea were recorded as a reduction of the Company's common stock.

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

We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We have one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.   Effective June 30, 2010, we, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation to us of 166,667 shares of our common stock held by Joytoto Korea.  Effictive DATE, JEI was dissolved. The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Our operations were originally organized into two business segments: Consumer Electronics and Online Games. On June 24, 2010, we dissolved JTI due to inactivity of the distributor contracts and lack of revenues generated in the Consumer Electronics business segment of the Company. The Company will focus on its Online Games segment.

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $44,155 as of September 30, 2009 while in its open beta testing..

The major online game business that is held is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game will be opened for full commercial service in the 1st Quarter of 2011.

Online Games

As of September 30, 2010, the Company has acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company will be launching three of these games commercially in South Korea beginning 1st Quarter of 2011. The rest of the games will be launched in consecutive succession soon afterward in each Quarter following.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2010 and for the three months ended September 30, 2009 are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Revenue	$44,596	$-

Cost of goods sold	-	-
Selling, general and administrative	6,352,677	6,393,804
Depreciation and amortization	390	-
Total costs and expenses	(6,353,067)	(6,393,804)
Other expense - interest expense	(9,271)	-
Loss on disposal of discontinued operations, net of tax	(19.099)	-
Loss from discontinued operations, net of tax	-	(191,004)
Net Loss	$(6,336,841)	$(6,584,808)

For the three months ended September 30, 2010, we had $44,596 in revenue compared to $0 for the three months ended September 30, 2009.  This was generated by revenues from our online games business for The Great Merchant title.  For the three months ended September 30, 2010, our selling, general and administrative expenses of $6,352,677 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $37,016 of professional fees, and $32,100 of rent expense.  For the three months ended September 30, 2009, our selling, general and administrative expenses of $6,393,804 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements. For the three months ended September 30, 2010, our loss from discontinued operations was $19,099. For the three months ended September 30, 2009, our loss from discontinued operations was $191,004. Depreciation is of computers and other office furniture and equipment.

Net Loss

Our Net Loss for the three months ended September 30, 2010 was $6,336,841 compared to $6,584,808 for the three months ended September 30, 2009.  The decrease of $247,967 or 3.8% was primarily due to less cost in selling general and administrative costs.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009 are as follows:

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009

Revenue	$44,596	$60,000

Cost of goods sold	-	54,000
Selling, general and administrative	19,037,493	18,968,808
Depreciation and amortization	872	-
Total costs and expenses	19,038,365	19,022,808
Other expense - interest expense	30,768	-
Loss on disposal of discontinued operations, net of tax	(19,099)	-
Loss from discontinued operations, net of tax	(58,676)	(601,904)
	$(19,102,330)	$(19,564,712)

For the nine months ended September 30, 2010, we had $44,596 in revenue compared to $60,000 for the nine months ended September 30, 2009.  The decrease of $15,404 or 26% was primarily due to opening of the online game the great merchant and the drop revenues from our consumer electronics business.  For the nine months ended September 30, 2010, our selling, general and administrative expenses of $19,037,493 consisted of primarily of $18,750,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements.  For the nine months ended September 30, 2009, our selling, general and administrative expenses of $18,968,808 consisted of primarily of $18,750,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements. For the nine months ended September 30, 2010, our loss from discontinued operations was $77,775. For the nine months ended September 30, 2009, our loss from discontinued operations was $601,904.  Depreciation is of computers and other office furniture and equipment.

Net Loss

Our Net Loss for the nine months ended September 30, 2010 was $19,102,330 compared to $19,564,712 for the nine months ended September 30, 2009.  The decrease of $462,382 or 2.3% was primarily due to an increase in game license revenue.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements, the Exclusive Distributorship Agreement, and the 16 game license agreements for use in South Korea.

As of September 30, 2010, we have begun to generate revenue from The Great Merchant agreement by testing the game with users from during the open beta testing stage.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of September 30, 2010	As of December 31, 2009	Change
Cash	13,651	$5,257	$8,394
Account Receivable	44,155	-	44,155
Total current assets	57,806	5,257	52,549
Property and equipment, net of accumulated depreciation of $872 and $0	5,330	-	5,330
Due from Gameforyou	12,931	-	12,931
License Agreements	120,500	-	120,500
Prepaid Royalties	30,000	-	3,000
Deposits	6,000	3,090	6,000
Assets of discontinued operations	-	6,558	(6,558)
Total assets	232,567	11,815	220,752
Accrued expenses and accounts payable	$976,998	743,514	(233,484)
Due to affiliate	194,056	194,056	0
Loans payable	$951,583	608,652	342,931
Total Current Liabilities	$2,122,637	1,546,222	576,415

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended September 30, 2010, we had a net loss of $6,336,841 compared to $6,584,808 for the three months ended September 30, 2009. This was offset by depreciation and amortization of $390, stock based compensation of $6,250,000, an increase in prepaid royalties of $15,000 and an increase in accrued expenses of $37,427, for total cash used in our operating activities of $97,656.

For the nine months ended September 30, 2010, we had a net loss of $19,102,330 compared to $19,564,712 for the nine months ended September 30, 2009. This was offset by depreciation and amortization of $872, stock based compensation of $18,750,000, an increase in prepaid royalties of $15,000, and an increase in accrued expenses of $151,734, for total cash used in our operating activities of $269,585.

Investments

We had $1,844 invested in cash used in investment activities for the three months ended September 30, 2010, which relates the purchase of property and equipment of $1,844.

We had $64,952 invested in cash used in investment activities for the nine months ended September 30, 2010, which relates the purchase of property and equipment of $6,202 and the acquisition of license agreements of $58,750.

Financing

Our cash flows from financing activities totaled $342,931, from $401,400 in loan proceeds offset by $58,469 from repayment of our loan.

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

D.   During the nine months ended September 30, 2010, the Company acquired license agreements for 16 online games for use in South Korea. These agreements total $120,500 in license fees. $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 nonrefundable deposit on one of the licenses. The Company paid $73,750 of these fees during the six months ended June 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially. Each license also has a royalty fee which varies with each license. Future royalties will be offset against the $30,000 prepayment. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4     Removed and Reserved.

ITEM 5     Other Information

On October 13, 2010, Doo Ho Choi resigned from his position as Chief Operating Officer and director of the Company.  Mr. Choi had no disagreements with the Company.

ITEM 6      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation of Doo Ho Choi

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

Dated: November 22, 2010	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President

/s/ Seong Sam Cho
By: Seong Sam Cho
Its: Chief Financial Officer