Form 10-K
period 2010-12-31
Pollex, Inc.
filed 2011-03-31
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $25,767 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2011, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We had one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.   Effective June 30, 2010, we, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation to us of 166,667 shares of our common stock held by Joytoto Korea.  Effective August 6, 2010, JEI was dissolved. The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Our operations were originally organized into two business segments: Consumer Electronics and Online Games. On June 24, 2010, we dissolved JTI due to inactivity of the distributor contracts and lack of revenues generated in the Consumer Electronics business segment of the Company. The Company will focus on its Online Games segment.

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $57,340 as of December 31, 2010 while in its open beta testing..

The major online game business that is held is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game will be opened for full commercial service in the 2nd Quarter of 2011.

Online Games

As of December 31, 2010, the Company has acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company will be launching three of these games commercially in South Korea beginning 2nd Quarter of 2011. The rest of the games will be launched in consecutive succession soon afterward in each Quarter following.  For each of the game licenses, the Company was required to pay license  fees of $120,500, ranging from zero to $30,000 per game.  On two  games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  On one  game, the Company was required to make a $5,000 non-refundable  deposit.  In total, the Company has paid $73,750 of these amounts and is required to make additional payments  of $81,750.  When these games are commercial operating, the Company will be required to split the revenue with the licensors. The Great Merchant is an economic based MMORPG(massively multiplayer online role playing game) online at http://www.thegreatmerchant.com.  While the game is free to play and there is no cost for users to purchase and connect to the game, the game adequately engages the user to use micro transactions to purchase in-game points that can be used in the game to further the in-game operations of their own character. Unlike different MMORPGs on the market, the Great Merchant player can advance through the game by trading online items and virtual goods.

Customer Service

We focus on retention of our current subscribers and believe our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We utilize frequent communication and feedback from our subscribers to continually improve our website and our service. Our subscribers can communicate with our customer service representatives by email. We focus on eliminating the causes of customer support calls by automating certain self-service features on our website.

Marketing and Advertising

Our sales and marketing efforts are designed to attract visitors to our website and convert and retain them as paying subscribers in a cost effective manner. We will employ a multi-channel customer acquisition strategy and market and advertise to potential subscribers through a combination of paid and unpaid sources. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising and referrals by existing subscribers. We regularly monitor the effectiveness of our marketing efforts primarily by conducting surveys during our registration process. We use the survey results to actively manage our online and offline media and channel mix in order to improve the efficiency of our marketing expenditures.

We are currently pursuing the following customer acquisition activities:

Online advertising.    We will advertise online through search engines, advertising networks and partner websites. We use a pay-per-click spending model on search engines and pay-per-conversion model on our various online advertising, affiliate and partner networks, in order to match our costs with new customer additions.

Word-of-mouth referrals.    We believe that we have developed a loyal customer base, and new customers frequently indicate they have heard about us from current customer.

Competition

Our business is extremely competitive, particularly with respect to the online gaming marketplace. In addition, the market for the products we develop is subject to rapid technological change. We intend to compete with numerous online gaming companies, many of which have significantly greater financial, technical, and marketing resources than we do.

Research and Development

We have not expended funds for research and development costs since inception.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to, current reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q. You may read and copy these reports, statements or other information filed by us in the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the Website maintained by the SEC at www.sec.gov.

Employees

We have three employees, all of which are full time.

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

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our December 31, 2010 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

Our business may require additional capital for continued growth, and our growth may be slowed if we do not have sufficient capital.

 The continued growth and operation of our business may require additional funding for working capital.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate operations, acquisitions, and other investments.

 Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our inability to use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

            The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We are subject to financial reporting and other requirements for which our accounting, and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources. We anticipate that we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance personnel. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $20,796,826 and $30,440,852 in 2010 and 2009 and accumulated deficit of $138,361,213 at December 31, 2010 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on an investment in our common stock may be limited to the value of the common stock.

 We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities

ITEM 1B - UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 - PROPERTIES

The Company leases approximately 560 square feet of office space in Santa Clara, California, for $756 per month pursuant to the terms of a one (1) year lease agreement commencing March 1, 2011 and ending February 28, 2012.

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

ITEM 4 – Reserved .

 PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board.  Our common stock has traded under the symbol PLLX since October 24, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2009	First Quarter	$0.10	$0.02
	Second Quarter	$0.24	$0.02
	Third Quarter	$0.13	$0.04
	Fourth Quarter	$0.16	$0.04

2010	First Quarter	$0.1	$0.016
	Second Quarter	$0.04	$0.016
	Third Quarter	$0.04	$0.0005
	Fourth Quarter	$0.04	$0.0092

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

There are currently warrants outstanding to acquire an aggregate of 700,000 shares of our common stock at an exercise price of $3.00 per share which were issued to the holders of our Junior Convertible Debentures as part of the acquisition of JEI. There are also currently warrants outstanding to acquire an aggregate of 246,666 shares of our common stock at an exercise price of $10.50per share which were issued to three consultants as part of the acquisition of JEI.

Our transfer agent is Corporate Stock Transfer.

The number of holders of record of shares of our common stock is 32.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2010.

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

 Results of Operations

Introduction

We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We had one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.   Effective June 30, 2010, we, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation to us of 166,667 shares of our common stock held by Joytoto Korea.  Effective August 6, 2010, JEI was dissolved. The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Our operations were originally organized into two business segments: Consumer Electronics and Online Games. On June 24, 2010, we dissolved JTI due to inactivity of the distributor contracts and lack of revenues generated in the Consumer Electronics business segment of the Company. The Company will focus on its Online Games segment.

Year ended December 31, 2010 compared to the Year ended December 31, 2009

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2010 and for the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2010
Revenue	$60,000	$57,340

Cost of goods sold	54,000	-
Selling, general and administrative	25,206,681	21,122,776
Depreciation and Amortization	-	1,577
Total costs and expenses	25,260,681	21,124,353

Other expense - interest expense	(25,333)	(43,334)
Gain (loss) from discontinued operations	(5,214,838)	313,522

Net Loss	$(30,440,852)	$(20,796,825)

Revenue

Total revenue for the year ended December 31, 2010 was $57,340, compared to $60,000 for the year ended December 31, 2009.  The decrease of $2,660 or 4% was primarily due to the majority of revenue coming from our online games business instead of our consumer electronics business.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2010 was $21,122,776, compared to $25,206,681 for the year ended December 31, 2009.  The decrease of $4,083,905 or 16% was primarily due to stock based compensation due to the shares granted to our executive officers under their employment agreements.

Depreciation

Depreciation for the year ended December 31, 2010 was $1,577, compared to $8,309 for the year ended December 31, 2009.

Interest expense

Interest expense for the year ended December 31, 2010 was $43,334, compared to $25,333 for the year ended December 31, 2009.  This increase was due to the increase in borrowings by the Company in 2010.

Discontinued operations

During 2010, the Company disposed of its’ subsidiary and related companies.  As a result, the Company recognized a gain of $372,198 on the disposal.  This gain was due to the assumption and forgiveness of liabilities on the disposal.  For the year ended December 31, 2010, the Company had a loss on the operations of the discontinued operations of $58,676, compared to a loss of $5,214,838 for the year ended December 31, 2009.  The decrease in the loss of discontinued operations is due to the impairment of licence agreements and goodwill of $4,227,975 and $52,912, respectively, which were incurred in 2009.  Additionally, the Company had amortization expense of $617,620 on the license agreements in 2009 prior to their impairment.

Net Loss

Our Net Loss for the year ended December 31, 2010 was $20,796,825, compared to $30,440,852 for the year ended December 31, 2009.  The decrease of $9,644,027 or 32% was primarily due to less stock based compensation due to the shares granted to executive officers and the impairment of our license agreements to be reduced to zero.

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

Sources and Uses of Cash

Operations

Net loss for the year ended December 31, 2010 was $20,796,825, compared to $30,440,852 for the year ended December 31, 2009.  The decrease of $9,644,027 or 32% was primarily due to decrease in impairment of Company’s license agreements. This was offset by depreciation and amortization of $1,577, stock based compensation of $20,833,333, an decrease in accrued expenses of $194,216, for total cash used in operating activities of $112,344.

Revenue for the year ended December 31, 2010 was $57,340, compared to $60,000 for the year ended December 31, 2009.  The decrease of $2,660 or 4% was primarily due to the majority of revenue coming from our online games business instead of our consumer electronics business.

Investments

For the year ended December 31, 2010, we invested $67,252, which relates the purchase of property and equipment of $8,502 and acquisition of license agreements of $58,750.

Financing

For the year ended December 31, 2010, our cash flows from financing activities totaled $247,541, from $349,500 in loan proceeds offset by the repayment of $101,959 in loans.

For the year ended December 31, 2009, our cash flows from financing activities totaled $312,252, from $327,552 in loan proceeds offset by the repayment of $15,000 in loans.

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

Valuation of License Agreements

In 2007, the Company acquired the following license agreements:

•
On February 23, 2007, JAI entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.

•
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

•
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

These license agreements were being amortized over their useful lives ranging from 3 to 10 years. The company periodically evaluates the reasonableness of the useful lives of these intangible assets.  In 2008 and 2009, these licenses were evaluated for impairment as follows:

•
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

•
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

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses.  The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

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

POLLEX, INC.

AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying balance sheets of Pollex, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $20,796,825 and $30,440,852 in 2010 and 2009 and had an accumulated deficit of $138,361,213 at December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, New Jersey
March 31, 2011

POLLEX, INC.

BALANCE SHEETS

	December 31,
	2010	2009
		(Consolidated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,452	$5,257

Total current assets	11,452	5,257

Property and equipment, net of accumulated
depreciation of $1,577 and $23,541, respectively	6,925	-

OTHER ASSETS:
License Agreements	120,500	-
Prepaid royalty	30,000	-
Due from affiliated company	1,963	-
Deposits	6,000	-
Assets of discontinued operations	-	6,558

Total other assets	158,463	6,558

Total Assets	$176,840	$11,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	627,823	743,514
Due to affiliate	194,056	194,056
Loans payable	856,193	608,652

Total Current Liabilities	1,678,072	1,546,222

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 4,955,022 and 5,121,689 issued and
outstanding at December 31,2010 and 2009, respectively	4,953	5,120
Additional paid-in capital	136,855,028	116,024,861
Accumulated deficit	(138,361,213)	(117,564,388)

Total Stockholders’ Deficit	(1,501,232)	(1,534,407)

Total Liabilities and Stockholders’ Deficit	$176,840	$11,815

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009
		(Consolidated)
REVENUES	$57,340	$60,000

COSTS AND EXPENSES
Cost of goods sold	-	54,000
Selling, general and administrative	21,122,776	25,206,681
Depreciation and amortization	1,577	-
Total Costs and Expenses	21,124,353	25,260,681

OPERATING LOSS	(21,067,013)	(25,200,681)

OTHER EXPENSE
Interest expense	(43,334)	(25,333)
Total Other Expense	(43,334)	(25,333)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(21,110,347)	(25,226,014)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(21,110,347)	(25,226,014)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations, net of tax	372,198	-
Loss from discontinued operations, net of tax	(58,676)	(5,214,838)
Gain (loss) from discontinued operations	313,522	(5,214,838)

NET LOSS	(20,796,825)	(30,440,852)

NET INCOME (LOSS) PER COMMON SHARE (Basic and Diluted)
Continuing operations	$(4.17)	$(4.93)
Discontinued operations	0.06	(1.02)
	$(4.11)	$(5.94)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,056,849	5,120,417

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2009 and 2010

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	5,121,689	5,120	91,024,861	(87,123,536)	3,906,445

Stock based compensation	-	-	25,000,000	-	25,000,000
Net loss for the year ended December 31, 2009	-	-	-	(30,440,852)	(30,440,852)
Balance, December 31, 2009	5,121,689	5,120	116,024,861	(117,564,388)	(1,534,407)

Stock based compensation	-	-	20,833,333	-	20,833,333
Cancellation of common stock	(166,667)	(167)	(3,166)		(3,333)
Net loss for the year ended December 31, 2009	-	-	-	(20,796,825)	(20,796,825)

Balance, December 31, 2010	4,955,022	$4,953	$136,855,028	$(138,361,213)	$(1,501,232)

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,796,825)	$(30,440,852)
Gain (loss) from discontinued operations	(313,522)	5,214,838
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	1,577	-
Stock based compensation	20,833,333	25,000,000
Changes in assets and liabilities:
(Increase) decrease in prepaid royalties	(15,000)	-
(Increase) decrease in receivable from affiliate	(1,963)	-
(Increase) decrease in deposits	(1,000)	-
Increase (decrease) in accrued expenses	(194,216)	218,563

Net cash used in continuing operating activities	(487,616)	(7,451)
Net cash provided by (used in) discontinued operating activities	313,522	(308,203)
Net cash provided by operating activities	(174,094)	(315,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,502)	-
Acquisition of license agreements	(58,750)	-

Net cash provided by investing activities	(67,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	349,500	327,252
Repayment of loan	(101,959)	(15,000)

Net cash provided by financing activities	247,541	312,252

Net increase (decrease) in cash	6,195	(3,402)

CASH AT BEGINNING OF YEAR	5,257	8,659

CASH AT END OF YEAR	$11,452	$5,257

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$900	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pollex, Inc. (the “Company”) is a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). The Company had one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.

Effective June 24, 2010, the Company dissolved JTI.  The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010.  JTI was mostly inactive during 2009 and 2010.

Effective June 30, 2010, the Company, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation of 166,667 shares of the Company’s common stock held by Joytoto Korea.

Effective August 6, 2010, JEI was dissolved. The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Operations are focused in Online Games by acquiring new game licenses to provide commercial service of such games in South Korea and the United States. Our Online Games business segment has generated $57,340 as of December 31, 2010

Pollex, Inc. is currently operating “The Great Merchant” which is in beta service. Full commercial service is expected in the 2nd Quarter of 2011. The Company has acquired license agreements for 16 games for use in South Korea.

NOTE B – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $20,796,825 and $30,440,852 for the years ended December 31, 2010 and 2009 and has an accumulated deficit of $138,631,213 at December 31, 2010. Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements for the year ended December 31, 2009 include the accounts of Pollex, Inc. and its wholly owned subsidiary.  All significant intercompany balances and transactions were eliminated in consolidation.  During 2010, the Company dissolved its sub-subsidiary, JEI, and its sub-subsidiary, JTI, and sold its subsidiary, JAI.  As a result of these transactions, the Company no longer had a subsidiary on December 31, 2010 and the financial statements are thus not consolidated.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  In addition, amounts on deposit with Paypal, a third party payment processor, are considered cash equivalents.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.  The Company recognizes revenues from the sale of its’ online games, currently the Great Merchant, when the game has been played and paid for by the customer.  All payments are made through Paypal.

Intangible Assets, Goodwill and License Agreements

Goodwill and intangibles with indefinite lives are not amortized; rather they are tested for impairment at least annually.

Intangible assets and license agreements with definite lives are amortized over their useful lives ranging from 3 to 10 years.  The company periodically evaluates the reasonableness of the useful lives of these intangible assets.  The Company begins amortizing license agreements when they are put into service, which is when the contractual life of the agreements commences.

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

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets, Goodwill and License Agreements (Continued))

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

Advertising Expense

Advertising expenses are included in Selling, general and administrative expenses in the Statement of Operations and are expensed as incurred.  The Company incurred $0 and $1,546 in advertising expenses for the years ended December 31, 2010 and 2009, respectively.

Fair Values of Financial Instruments

The Company has adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for its financial assets and liabilities. Management uses the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value.   The carrying values of accrued expenses and accounts payable, due to affiliate and loans payable approximate their fair value due to the short-term maturities of these assets and liabilities.

ASC 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other input that are observable or can be corroborated by observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of December 31, 2010, the Company has no financial assets or liabilities that were measured at fair value on a recurring basis.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2010.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method.

The Company accounts for stock issued for services using the fair value method.  The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605-25 “Revenue Recognition–Multi-Deliverable Arrangements”. ASU 2009-13 requires arrangement consideration to be allocated to all deliverables at inception using a relative selling price method and establishes a selling price hierarchy for determining the selling price of a deliverable. The update also expands the disclosure requirements to include additional detail regarding the deliverables, method of calculation of selling price and the timing of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of these amendments is not expected to have a material effect on the Company’s financial statements.

NOTE D- DISCONTINUED OPERATIONS

On June 24, 2010, the Company dissolved its sub-subsidiary, jti.  The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010.  JTI was mostly inactive during 2009 and 2010.  In relation to the dissolution, the Company assumed $365,871 in liabilities of JTI.

On August 11, 2010, the Company, along with its wholly owned subsidiary, JEI, entered into a stock purchase agreement with Joytoto Korea, effective as of June 30, 2010.  JEI owns 100% of the issued and outstanding common stock of JAi.  Pursuant to the terms of the Agreement, the Company and JEI sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in consideration for the return and cancellation of 166,667 shares of the Company’s common stock held by Joytoto Korea.   At June 30, 2010, JAI had assets of $6,546 and liabilities of $205,296.

On August 6, 2010, JEI was dissolved.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE D- DISCONTINUED OPERATIONS (CONTINUED)

As a result of the above transactions, the Company recognized a gain of $372,198 on the disposals and a loss of 58,676 on the operations of the discontinued operations though the date of the disposas.

As a result of the the above transactions, the assets of JEI, JAI and JTI are classified as discontinued operations on the consolidated balance sheets at December 31, 2009.

The following summarizes the results of the discontinued operations for 2010 and 2009:

	December 31,
	2010	2009
Revenues	$-	$-
Cost and expenses
Cost of goods sold	-	-
Selling, general and administrative	56,975	308,022
Impairment of license agreements	-	4,227,975
Impairment of goodwill	-	52,912
Depreciation and amortization	-	625,929
Interest expense	1,697	-
	58,676	5,214,838

Loss from operations of discontinued operations	$(58,676)	$(5,214,838)

NOTE E – FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31,		Estimated
	2010	2009	Useful Life
Computers	$8,502	$23,500	3 years
Furniture and fixtures	-	3,328	7 years
	8,502	26,828
	(1,577)	(23,541)
	$6,925	$3,287

Depreciation expense was $1,577 and $8,309 for the years ended December 31, 2010 and 2009, respectively.  Depreciation expense for the year ended December 31, 2009 is included in discontinued operations.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE F – LICENSE AGREEMENTS

In 2007, the Company acquired the following license agreements:

• On February 23, 2007, JAI entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.

• On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, JEI issued Joyon Korea 30,000,000 common shares as consideration.  Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

In 2007, the Company acquired the following license agreements:

• On February 23, 2007, JAI entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.

• On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, JEI issued Joyon Korea 30,000,000 common shares as consideration.  Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

• On June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea.  The agreement provides that JTI has the worldwide, exclusive right to distribute, market, promote and sell Joytoto Korea’s current and future model MP3 player devices.  As consideration for the Exclusive Distributorship Agreement, JEI issued Joytoto Korea 30,000,000 common shares.  Prior to the acquisition of the Exclusive Distributorship Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share.  Accordingly, the shares issued for the license agreement were valued at this amount.

These license agreements were being amortized over their useful lives ranging from 3 to 10 years. The company periodically evaluates the reasonableness of the useful lives of these intangible assets.  In 2008 and 2009, these licenses were evaluated for impairment as follows:

• At September 30, 2008, the Company reviewed its license agreements for impairment due to the deteriorating market for consumer goods in the US.  At that time, the Company reviewed and adjusted its discounted cash flow projections. As a result of this assessment, the Company determined that the value of its license agreements was $5,000,000. As such, an impairment charge of $9,095,227 was recorded to reduce the carrying amount of the license agreements to this amount.

• The Company reviewed its license agreements for impairment again at December 31, 2009 and determined that the license agreements were completely impaired and should be reduced to zero.  Accordingly, the Company recognized an impairment loss of $4,227,975 in 2009.  The Company reached this conclusion due to its’ inability to generate the revenues originally anticipated as well the difficulty in raising the necessary funds to develop and utilize the licenses due to the current difficult credit environment.

Amortization expense was $0 and $617,620 for the years ended December 31, 2010 and 2009. respectively.  Depreciation expense for the year ended December 31, 2009 is inlcuded in discontinued operations.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE F – LICENSE AGREEMENTS (CONTINUED)

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses.  The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

NOTE G – GOODWILL

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

NOTE H – DUE TO AFFILIATE

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

NOTE I – LOANS PAYABLE

During 2008, the Company signed promissory notes with two individuals totaling $296,400.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum.

During 2010, the Company repaid $101,959 of these notes and received additional proceeds of $349,500 from additional promissory notes from two individuals.

During 2009, the Company repaid $34,419 of these notes and received additional proceeds of $346,671 from additional promissory notes.  The remaining $608,652 in notes is with one individual.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE J - INCOME TAXES

The Company files a consolidated income tax return on a calendar year basis.  At December 31, 2010, the Company had an unused net operating loss carryforward of approximately $4,250,000 for income tax purposes, which expires between 2027 and 2029..  This net operating loss carryforward may result in future income tax benefits of approximately $1,275,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established.  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax liabilities	$-	$-

Deferred tax asset-
Operating loss carryforward	1,400,000	1,500,000
Valuation allowance	(1,400,000)	(1,500,000)
Net deferred tax asset	-	-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2010	2009
U.S. Statutory Income Tax Rate	34%	(34)%
Utilization of net operating loss carryforwards	(34)%	-
Change in valuation allowance on deferred tax assets	-	34%
	-%	-%

NOTE K – WARRANTS

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

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE K – WARRANTS (CONTINUED)

The following summarizes warrant activity during 2009 and 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2009	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2009	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2010	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2010 was 3.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2010 was $0 as the stock price exceeded the exercise price.

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2009 was 4.84 years and $4.95, respectively.  The intrinsic value of the warrants outstanding and exercisable at December 31, 2008 was $0 as the stock price exceeded the exercise price.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

On March 1, 2010, the Company signed a one year lease on office space in Santa Clara, California.  This lease term was through February 28, 2011, but was renewed through February 28, 2012.  The Company’s rent payments were $756 per month.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE L – COMMITMENTS AND CONTINGENCIES (Continued)

The Company was leasing an apartment in Santa Clara, California for use of its President.  The lease was for a term of one year commencing November 1, 2008 and was renewed October 26, 2009.  The lease term is through December 25, 2010.  The lease payments were $3,300 per month.  The President renewed this lease in January 2011 through December 2011 at a monthly rent of $2,998.  The Company has decided that this apartment will no longer be reimbursed to the President in 2011.

The minimum future lease commitment on the above leases, exclusiveof the apartment lease which is no longer reimbursable to the President, is $10,584 through 2011.

Rent expense for the years ended December 31, 2010 and 2009 was $45,132 and $53,442, respectively.

Auto Leases:

The Company signed a lease in December 2008 to lease an automobile for its’ CEO.  The lease runs through December 14, 2012.  The lease payments are $578 per month.  The minimum future lease commitment on these leases is as follows:

2011	6,933
2012	6,356
$13,289

Employment Agreements:

Through its former subsidiary, JEI, the Company had employment agreements with all three of the Company’s executives.  These employment agreements were all dated October 31, 2007 and ran through October 31, 2010.

Under the employment agreement, Seong Yong Cho served as President and Chief Executive Officer, Seong Sam Cho served as Chief Financial Officer, and Doo Ho Choi serves as Chief Operating Officer.   In exchange for their services, each of the three executives received $12,000 per annum, which was increased to $60,000 per annum starting April 1, 2009.  They were eligible for a bonus, not to exceed one half of annual compensation, if approved by JEI’s Board of Directors.

Seong Yong Cho and Seong Sam Cho were each issued 700,000 shares (post splits) and Doo Ho Choi was issued 266,667 shares (post splits) under their employment agreements.  However, those shares were subject to a repurchase right by the Company over the next 36 months beginning November 1, 2007, at a purchase price of $0.03 per share (post splits).  The repurchase right expired as to 1/36th of the shares for every month the executives are employed.  Therefore, if each of the executives remains employed over the next 36 months, they will each own the shares free and clear of the Company’s repurchase right.  These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.  The 36 month term expired on October 31, 2010 without the Company exericising its’ repurchase right. Therefore, these employees own the shares of our common stock free and clear from our repurchase right.

The Company valued the total shares issued at the grant date fair value of $45.00 per share (post splits), or $75,000,000.  The Company recognized this expense over the life of the employment agreements.

 POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE L – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE M – SALES CONCENTRATION

The revenues in 2009 represent one sale of components parts.

NOTE N- SUBSEQUENT EVENTS

Debt Cancellation

On March 21, 2011, the Company, entered into a Conversion and Release Agreement (the “Agreement”) with Joytoto Korea.  Pursuant to the terms of the Agreement, the Company issued 166,666 shares of its common stock to Joytoto Korea in consideration for the cancellation of $20,000 owed to Joytoto Korea by the Company.

Employment Agreements

On March 21, 2011, the Company entered into three year employment agreements (the “Employment Agreements”) with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho, its current Chief Financial Officer, respectively.  Pursuant to the terms of the Employment Agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00.  These employment agreement run through March 21, 2014.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Interal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supemsion of a Company's principal executive and principal financal officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management’s Report On Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

Name	Age	Position(s)

Seong Yong Cho	42	Chief Executive Officer, President, and Director (2007)

Seong Sam Cho	45	Chief Financial Officer, Secretary, and Director (2007)

Seong Yong Cho (Michael Cho) , 42, has been the Chief Executive Officer and a Director since the acquisition of JEI on October 31, 2007. He has served as the Chief Executive Officer of Joyon Entertainment Co., Ltd. since December 1999 and has been a director of Joytoto Co., Ltd. since December 2005. He served as the CEO of Joytoto Co., Ltd. from December 2005 to November 2006, and has been the COO of Joytoto Co., Ltd. from December 2006 to March 2008.

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

Seong Sam Cho (Sam Cho) , 45, has been the Chief Financial Officer, Secretary, and a Director since the acquisition of JEI on October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Based on the foregoing, Mr. Cho is qualified to be a director of the Company.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2010.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2010.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2009	24,000	-	-	-	-	-	-	24,000
Chief Executive Officer, President, and Director	2010

Seong Sam Cho	2009	-	-	-	-	-	-	-	-
Chief Financial Officer, Secretary, and Director	2010

Doo Ho Choi	2009	-	-	-	-	-	-	-	-
Chief Operating Officer and Director*	2010

*Mr. Choi resigned from all positions with the Company on October 13, 2010.

Employment Contracts

Through our subsidiary, Joyon Entertainment, Inc., we have employment agreements with all three of our executives. These employment agreements are all dated October 31, 2007.

Under the employment agreement with Seong Yong Cho, he served as our President and Chief Executive Officer. His employment agreement ran through October 31, 2010. In exchange for his services Seong Yong Cho received $12,000 per annum, which increased to $60,000 per annum starting April 1, 2009. He was eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Yong Cho was granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares were subject to a repurchase right by the Company over thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36 th of the shares for every month the employee is employed by us as President and Chief Executive Officer. Therefore, if Seong Yong Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.  The 36 month term expired on October 31, 2010 without the Company exericising its’ repurchase right.

Under the employment agreement with Seong Sam Cho, he served as our Chief Financial Officer. His employment agreement ran through October 31, 2010. In exchange for his services Seong Sam Cho received $12,000 per annum, which increased to $60,000 per annum starting April 1, 2009. He was eligible for a bonus, not to exceed one half the annual compensation, if approved by JEI’s Board of Directors. Seong Sam Cho was granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares are subject to a repurchase right by the Company over thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. The repurchase right expires as to 1/36 th of the shares for every month the employee is employed by us as Chief Financial Officer. Therefore, if Seong Sam Cho remains employed with us over the next thirty six (36) months, he will each own the shares free and clear of our repurchase right. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.  The 36 month term expired on October 31, 2010 without the Company exercising its’ repurchase right.

On March 21, 2011, the Company entered into three year employment agreements with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho,  its current Chief Financial Officer, respectively.  Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00.

Other Compensation

 We do not have employment agreements with any of our other employees.

Director Compensation

 We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho (1)	-	-	-	-	-	-	-	-	-

Seong Sam Cho (1)	-	-	-	-	-	-	-	-	-

Doo Ho Choi (2)	-	-	-	-	-	-	-	-	-

*Mr. Choi resigned from all positions with the Company on October 13, 2010

(1)
Seong Yong Cho and Seong Sam Cho were each granted a total of 700,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under their employment agreements. However, those shares were subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company in their current capacity. Therefore, if the employee remains employed with us over the next thirty six (36) months, they will each own the shares free and clear of our repurchase right. The 36 month term expired on October 31, 2010 without the Company exericising its’ repurchase right. Therefore, these employees own 700,000 shares of our common stock free and clear from our repurchase right.  We have categorized the shares subject to this right of repurchase as unvested. These shares are also subject to a one year lock-up period during which they cannot be sold or otherwise transferred without restrictive legend.

(2)
Doo Ho Choi was granted a total of 8,000,000 shares of our common stock from Joytoto Co., Ltd. and Joyon Entertainment Co., Ltd., under his employment agreement. However, those shares were subject to a repurchase right by the Company over the next thirty six (36) months beginning November 1, 2007, at a purchase price of $0.001 per share. Such repurchase right expires as to 1/36 th of the shares for every month the employee is employed by the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000	19.5%

Common Stock	Doo Ho Choi (5)	266,666	5.2%

Common Stock	Seong Yong Cho (2)	700,000	13.7%

Common Stock	Seong Sam Cho (2)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (2 persons)	1,400,000	27.3%

(1)
Unless otherwise indicated, based on 5,121,689 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(5)	Mr. Choi resigned from all positions with the Company on October 13, 2010.

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

On March 21, 2011, the Company entered into a Conversion and Release Agreement (the “Release Agreement”) with Joytoto Korea.  Pursuant to the terms of the Release Agreement, the Company issued 166,666 shares of its common stock to Joytoto Korea in consideration for the cancellation of $20,000 owed to Joytoto Korea by the Company.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2010 and 2009, Meyler & Co. billed us $32,000 and $49,510, respectively, in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the years ended December 31, 2010 and 2009, Meyler & Co. billed us $0 and $0, respectively, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2010 and 2009, Meyler & Co. billed us $0 and $0, respectively, for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2010 and 2009, Meyler & Co. did not bill us for any other fees.

Of the fees described above for the year ended December 31, 2010, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for year ended December 31, 2009, 100% were approved by either the entire Board of Directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9 (8)	Employment Agreement with Doo Ho Choi dated October 31, 2007

10.10 (9)	Agreement to Manufacture, Supply and Market among Hyundai RFmon Corp and Joytoto USA, Inc. dated February 20, 2008

10.11 (10)	Stock Purchase Agreement

10.12 (11)	Conversion and Release Agreement

10.13 (11)	Employment Agreement with Seong Yong Cho

10.14 (11)	Employment Agreement with Seong Sam Cho

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8) (9) (10) (11)
Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2008.
Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2009.
Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010.
Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: March 31, 2011	By:	/s/ Seong Yong Cho
Seong Yong Cho
President, Chief Executive
Officer and Director (Principal Executive Officer)

Dated: March 31, 2011	By:	/s/ Seong Sam Cho
Seong Sam Cho
Chief Financial Officer,
Secretary and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	By:	/s/ Seong Yong Cho
Seong Yong Cho
President, Chief Executive
Officer and Director (Principal Executive Officer)

Dated: March 31, 2011	By:	/s/ Seong Sam Cho
Seong Sam Cho
Chief Financial Officer,
Secretary and Director (Principal Financial and Accounting Officer)