Form 10-Q
period 2011-03-31
Pollex, Inc.
filed 2011-05-23
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 23, 2011, there were 5,120,417 shares of common stock, par value $0.001, issued and outstanding .

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,348	$11,452

Total current assets	22,348	11,452

Property and equipment, net of accumulated
depreciation of $2,575 and $1,577, respectively	6,925	6,925

OTHER ASSETS:
License Agreements	100,500	120,500
Prepaid royalty	30,000	30,000
Due from affiliated company	-	1,963
Deposits	6,000	6,000

Total other assets	136,500	158,463

Total Assets	$165,773	$176,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$598,930	$627,823
Due to affiliate	194,056	194,056
Loans payable	912,203	856,193

Total Current Liabilities	1,705,189	1,678,072

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,120,417 and 4,955,022 issued and
outstanding at March 31, 2011 and December 31,2010,
respectively	5,120	4,953
Additional paid-in capital	136,874,861	136,855,028
Accumulated deficit	(138,419,397)	(138,361,213)

Total Stockholders’ Deficit	(1,539,416)	(1,501,232)

Total Liabilities and Stockholders’ Deficit	$165,773	$176,840

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
		(Consolidated)
REVENUES	$22,406	$-

COSTS AND EXPENSES
Cost of goods sold	-	-
Selling, general and administrative	47,985	6,283,531
Impairment of license agreements	20,000	-
Depreciation and amortization	997	31
Total Costs and Expenses	68,982	6,283,562

OPERATING LOSS	(46,576)	(6,283,562)

OTHER EXPENSE
Interest expense	(11,608)	(5,791)
Total Other Expense	(11,608)	(5,791)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(58,184)	(6,289,353)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(58,184)	(6,289,353)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations, net of tax	-	-
Loss from discontinued operations, net of tax	-	(75,903)
Loss from discontinued operations	-	(75,903)

NET LOSS	$(58,184)	$(6,365,256)

NET LOSS PER COMMON SHARE (Basic and Diluted)
Continuing operations	$(0.01)	$(1.23)
Discontinued operations	-	(0.01)
	$(0.01)	$(1.24)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,013,540	5,121,689

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2011	2010
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,184)	$(6,365,256)
Loss from discontinued operations	-	75,903
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	997	31
Impairment of license agreements	20,000	-
Stock based compensation	-	6,250,000
Changes in assets and liabilities:
(Increase) decrease in prepaid royalties	-	(10,000)
(Increase) decrease in receivable from affiliate	1,963	-
(Increase) decrease in deposits	-	(1,000)
Increase (decrease) in accrued expenses	(8,893)	37,423

Net cash used in continuing operating activities	(44,117)	(12,899)
Net cash used in discontinued operating activities	-	(30,902)
Net cash used in operating activities	(44,117)	(43,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(997)	(742)
Acquisition of license agreements	-	(55,000)

Net cash used in investing activities	(997)	(55,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	90,000	143,500
Repayment of loan	(33,990)	(44,490)

Net cash provided by financing activities	56,010	99,010

Net increase (decrease) in cash	10,896	(533)

CASH AT BEGINNING OF PERIOD	11,452	5,438

CASH AT END OF PERIOD	$22,348	$4,905

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of accounts payable with common stock	$20,000	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2010.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $58,184 and $6,365,256 for the three months ended March 31, 2011 and 2010, respectively, and has an accumulated deficit of $138,419,397 at March 31, 2011.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- DISCONTINUED OPERATIONS

On June 24, 2010, the Company dissolved its sub-subsidiary, JTI.  The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010.  JTI was mostly inactive during 2010.  In relation to the dissolution, the Company assumed $365,871 in liabilities of JTI.

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

On August 6, 2010, JEI was dissolved.

As a result of the above transactions, activity for the three months ended March 31, 2010 has been reclassified to discontinued operations on the statements of operations and cash flows.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2011

NOTE D – LICENSE AGREEMENTS

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses.  The Company paid $73,750 of these fees in 2010 and will pay the remaining fees of $71,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

In 2011, the licensor terminated two of these agreements due to licensor’s inability to install and localize the game for the South Korean territory. These licenses were for $20,000, of which $10,000 was paid by the Company.  The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China  As such, the Company has concluded that these licenses are impaired and has writen them off.

Also in 2011, the Company decided to dissolve two of the agreements due to differences in scheduling the launch dates. The Company did not pay any deposits to acquire licenses with these two games.

The Company began operating the online game The Great Merchant in open beta testing in January 2010. During the three months ended March 31, 2011 and 2010, the Company generated revenues of $24,406 and $0 from this beta testing.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to their respective due dates without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum.  During the three months ended March 31, 2011, the Company received proceeds of $90,000 from these borrowings and repaid $33,990 of these borrowings.

NOTE F- DEBT CANCELLATION

On March 21, 2011, the Company, entered into a Conversion and Release Agreement (the “Agreement”) with Joytoto Korea.  Pursuant to the terms of the Agreement, the Company issued 166,666 shares of its common stock, valued at $11,667 on the agreement date, to Joytoto Korea in consideration for the cancellation of $20,000 owed to Joytoto Korea by the Company.   The Company recorded the $20,000 debt cancellation as a capital transaction.

NOTE G- EMPLOYMENT AGREEMENTS

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

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2011

NOTE F – WARRANTS

The following summarizes warrant activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2011	946,667	$41.46

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

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $79,746 as of March 31, 2011 while in its open beta testing.

The major online game business that is held is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game will be opened for full commercial service in the 2nd Quarter of 2011.

Online Games

As of March 31, 2011, the Company acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company will be launching three of these games commercially in South Korea beginning 2nd Quarter of 2011. The rest of the games will be launched in consecutive succession soon afterward in each quarter following.  For each of the game licenses, the Company was required to pay license fees of $120,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

Licenses for two of the above- referenced games required the Company to $10,000 in non-refundable deposits.  As of March 31, 2011, these two games were discontinued due to the licensor’s inability to install and localize the game for the South Korean territory. The Company is in process of recouping those funds. However the possibility of recovering those funds are minimal due to locality of the partner company which is in China.

Licenses for two additional games referenced above, were terminated by the Company due to differences in scheduling the launch dates. The Company did not pay any deposits to acquire licenses with these two games. In total, the Company has paid $73,750 of these amounts and is required to make additional payments of $71,750.  When these games are commercial operating, the Company will be required to split the revenue with the licensors.

The Great Merchant is an economic based MMORPG (Massively Multiplayer Online Role Playing Game) online at http://www.thegreatmerchant.com.  While the game is free to play and there is no cost for users to purchase and connect to the game, the game adequately engages the user to use micro transactions to purchase in-game points that can be used in the game to further the in-game operations of their own character. Unlike different MMORPGs on the market, the Great Merchant player can advance through the game by trading online items and virtual goods.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2011 and for the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
		(Consolidated)
REVENUES	$22,406	$-

COSTS AND EXPENSES
Selling, general and administrative	47,985	6,283,531
Impairment of license agreements	20,000	-
Depreciation and amortization	997	31
Total Costs and Expenses	68,982	6,283,562

OTHER EXPENSE- Interest expense	(11,608)	(5,791)

LOSS FROM CONTINUING OPERATIONS	(58,184)	(6,289,353)

DISCONTINUED OPERATIONS	-	(75,903)

NET LOSS	$(58,184)	$(6,365,256)

For the three months ended March 31, 2011, we had $22,406 in revenue compared to $0 for the three months ended March 31, 2010.   The increase of $22,406 or 100% was primarily due to the revenues generated from our online game business from the Great Merchant title.  For the three months ended March 31, 2011, our selling, general and administrative expenses of $47,985 consisted of $10,850 of professional fees, and $19,857 in rent expense.  For the three months ended March 31, 2010, our selling, general and administrative expenses of $6,283,531 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $17,847 of professional fees, and $8,924 of rent expense. The Impairment of the license agreements relates to the cancellation of the game licenses discussed above.  The loss from discontinued operations in the three months ended March 31, 2010 is the activity of JEI, JAI, and JTI, all of which were discontinued in 2010.

Net Loss

Our Net Loss for the three months ended March 31, 2011 was $58,184 compared to $6,365,256 for the three months ended March 31, 2010.  The decrease of $6,307,072 or 99% was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

Liquidity and Capital Resources

Introduction

Our primary assets are the two online game license agreements As of March 31, 2011, our online games business segment has generated $79,746 in total revenues while in its open beta testing.  We have not begun to generate revenue from our other license agreements. Our cash requirements have been relatively small up to this point, but as a result of the fact that we are a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of March 31, 2011	As of December 31, 2010	Change
Cash	$22,348	$11,452	$10,896
Total current assets	22,348	11,452	10,896
Property and equipment, net of accumulated depreciation of $2,575 and $1,577	6,925	6,925	-
License Agreements	100,500	120,500	(20,000)
Prepaid Royalties	30,000	30,000	-
Deposits	6,000	6,000	-
Total assets	165,773	176,840	(11,067)
Accrued expenses and accounts payable	598,930	627,823	(28,893)
Due to affiliate	194,056	194,056	-
Loans payable	912,203	856,193	56,010
Total Current Liabilities	1,705,189	$1,678,072	27,117

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license.

Sources and Uses of Cash

Operations

We had a net loss for the three months ended March 31, 2011 of $58,184 compared to $6,365,256 for the three months ended March 31, 2010.  The decrease of $6,307,072 or 99% was primarily due to less stock based compensation due to the shares granted to our executive officers. This was offset by the impairment of license agreements of $20,000 in 2011, depreciation and amortization of $997, a decrease in receivables from affiliates of $1,963, and a decrease in accrued expenses of $8,893, for total cash used in our operating activities of $44,117.

Investments

We had $997 invested in cash used in investing activities for the three months ended March 31, 2011, which relates the purchase of property and equipment.  We had $55,742 invested in cash used in investing activities for the three months ended March 31, 2010, which relates the purchase of property and equipment of $742 and the acquisition of license agreements of $55,000.

Financing

For the three months ended March 31, 2011, our cash flows from financing activities totaled $56,010 from $90,000 in loan proceeds offset by $33,990 from repayment of our loan.

For the three months ended March 31, 2010, our cash flows from financing activities totaled $99,010 from $143,500 in loan proceeds offset by $44,490 from repayment of our loans.

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

In 2011, the licensor terminated two of these agreements due to licensor’s inability to install and localize the game for the South Korean territory. These licenses were for $20,000, of which $10,000 was paid by the Company.  The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China  As such, the Company has concluded that these licenses are impaired and has writen them off.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K except as set forth below:

We have licensed, or will license, from third parties certain intellectual properties. If these licenses terminate, or if these third parties do not comply with the terms of our license, or if the underlying licensed patents are found to be invalid, our business could be negatively impacted.

We have licensed, or will license, from third parties, certain intellectual properties necessary to service games in a region or territory of agreement. In return for the use of their technology, we have paid or agreed, or will agree, to pay the licensor certain fees and royalties based on sales of the product. If these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms, our business could be negatively impacted.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2010.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Removed and Reserved .

ITEM 5	Other Information
None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

Dated: May 23, 2011	/s/ Seong Yong Cho
By: Seong Yong Cho
Its: President (Principal Executive Officer)

/s/ Seong Sam Cho
By: Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)