Form 10-Q
period 2011-06-30
Pollex, Inc.
filed 2011-08-11
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2011, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,820	$11,452

Total current assets	35,820	11,452

Property and equipment, net of accumulated
depreciation of $3,236 and $1,577, respectively	6,263	6,925

OTHER ASSETS:
License Agreements	100,500	120,500
Prepaid royalty	30,000	30,000
Due from affiliated company	-	1,963
Deposits	6,000	6,000

Total other assets	136,500	158,463

Total Assets	$178,583	$176,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$649,068	$627,823
Due to affiliate	114,556	194,056
Loans payable	1,062,713	856,193

Total Current Liabilities	1,826,337	1,678,072

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 and 4,955,022 issued and
outstanding at June 30, 2011 and December 31,2010,
respectively	5,120	4,953
Additional paid-in capital	136,874,861	136,855,028
Accumulated deficit	(138,527,735)	(138,361,213)

Total Stockholders’ Deficit	(1,647,754)	(1,501,232)

Total Liabilities and Stockholders’ Deficit	$178,583	$176,840

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Consolidated)		(Consolidated)
REVENUES	$11,799	$-	$34,205	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
Selling, general and administrative	105,072	6,311,105	153,057	12,594,636
Impairment of license agreements	-	-	20,000	-
Depreciation and amortization	662	420	1,659	451
Total Costs and Expenses	105,734	6,311,525	174,716	12,595,087

OPERATING LOSS	(93,935)	(6,311,525)	(140,511)	(12,595,087)

OTHER EXPENSE
Interest expense	(14,403)	(15,724)	(26,011)	(21,515)
Total Other Expense	(14,403)	(15,724)	(26,011)	(21,515)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(108,338)	(6,327,249)	(166,522)	(12,616,602)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(108,338)	(6,327,249)	(166,522)	(12,616,602)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	-	(72,984)	-	(148,887)
Loss from discontinued operations, net of tax	-	(72,984)	-	(148,887)

NET LOSS	$(108,338)	$(6,400,233)	$(166,522)	$(12,765,489)

NET LOSS PER COMMON SHARE (Basic and Diluted)
Continuing operations	$(0.02)	$(1.24)	$(0.03)	$(2.46)
Discontinued operations	-	(0.01)	-	(0.03)
	$(0.02)	$(1.25)	$(0.03)	$(2.49)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,120,417	5,088,023	5,120,417

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2011	2010
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,522)	$(12,765,489)
Loss from discontinued operations	-	148,887
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	1,659	450
Impairment of license agreements	20,000	-
Stock based compensation	-	12,500,000
Changes in assets and liabilities:
(Increase) decrease in prepaid royalties	-	(15,000)
(Increase) decrease in receivable from affiliate	1,963	-
(Increase) decrease in deposits	-	(1,000)
Increase (decrease) in accrued expenses	21,245	15,712

Net cash used in continuing operating activities	(121,655)	(116,440)
Net cash used in discontinued operating activities	-	(55,489)
Net cash used in operating activities	(121,655)	(171,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(997)	(8,046)
Acquisition of license agreements	-	(58,750)

Net cash used in investing activities	(997)	(66,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	254,000	284,400
Repayment of loans	(47,480)	(48,980)
Repayment of amounts due to affiliate	(59,500)	-

Net cash provided by financing activities	147,020	235,420

Net increase (decrease) in cash	24,368	(3,305)

CASH AT BEGINNING OF PERIOD	11,452	5,438

CASH AT END OF PERIOD	$35,820	$2,133

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$900

Settlement of amounts due to affiliate with common stock	$20,000	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2010.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $166,522 and $12,765,489 for the six months ended June 30, 2011 and 2010, respectively, and has an accumulated deficit of $138,527,735 at June 30, 2011.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 6, 2010, JEI was dissolved.

As a result of the above transactions, activity for the three and six months ended June 30, 2010 has been reclassified to discontinued operations on the statements of operations and cash flows.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2011

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

The Company began operating the online game The Great Merchant in open beta testing in January 2010. During the six months ended June 30, 2011 and 2010, the Company generated revenues of $34,205 and $0 from this beta testing.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum..  During the six months ended March 31, 2011, the Company received proceeds of $254,000 from these borrowings and repaid $47,480 of these borrowings.

NOTE F- DUE TO AFFILIATE AND DEBT CANCELLATION

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

During the six months ended June 30, 2011, the Company repaid $59,500 in amounts owed to Joytoto Korea.

NOTE G- EMPLOYMENT AGREEMENTS

On March 21, 2011, the Company entered into three year employment agreements (the “Employment Agreements”) with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho, its current Chief Financial Officer, respectively.  Pursuant to the terms of the Employment Agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2011

NOTE G- EMPLOYMENT AGREEMENTS (Continued)

Officer of the Company for an annual salary of $1.00.  These employment agreement run through March 21, 2014.

NOTE H – WARRANTS

The following summarizes warrant activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30,, 2011	946,667	$41.46

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

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $34,205 for the six months ended June 30, 2011 while in its open beta testing.

The major online game business that is held is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game will be opened for full commercial service in early October 2011.

Online Games

As of June 30, 2011, the Company acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company opened one of these games in South Korea under open beta testing on March 16, of 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game. Three other titles that the Company has licensed are in closed beta testing and will be available for full commercial service within the 3rd quarter of 2011. The rest of the games will be launched in consecutive succession soon afterward in each quarter following.  For each of the game licenses, the Company was required to pay license fees of $120,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

Licenses for two of the above- referenced games required the Company to pay $10,000 in non-refundable deposits.   Licenses for four of games referenced above, were terminated by the Company due to differences in scheduling the launch dates. In total, the Company has paid $73,750 of these amounts and is required to make additional payments of $71,750.  When these games are commercial operating, the Company will be required to split the revenue with the licensors.

The Great Merchant is an economic based MMORPG (Massively Multiplayer Online Role Playing Game) online at http://www.thegreatmerchant.com .  While the game is free to play and there is no cost for users to purchase and connect to the game, the game adequately engages the user to use micro transactions to purchase in-game points that can be used in the game to further the in-game operations of their own character. Unlike different MMORPGs on the market, the Great Merchant player can advance through the game by trading online items and virtual goods.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2011 and for the three months ended June 30, 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Revenue	$11,799	$-

Selling, general and administrative	105,072	6,311,105
Depreciation and amortization	662	420
Total costs and expenses	105,734	6,311,525
Other expense - interest expense	(14,403)	(15,724)
Discontinued operations	-	(72,984)
Net Loss	$108,338	$6,400,233

For the three months ended June 30, 2011, we had $11,799 in revenue compared to $0 for the three months ended June 30, 2010.  The increase of $11,799 or 100% was primarily due to the increase from revenue from our online game license.  For the three months ended June 30, 2011, our selling, general and administrative expenses of $105,072 consisted of primarily of $29,958 in professional fees and $11,752 of rent expense.  For the three months ended June 30, 2010, our selling, general and administrative expenses of $6,311,105 consisted of primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $28,108 of professional fees, and $24,170 of rent expense. Depreciation is of computers and other office furniture and equipment. The Impairment of the license agreements relates to the cancellation of the game licenses discussed above. The loss from discontinued operations in the three months ended June 30, 2010 is the activity of JEI, JAI, and JTI, all of which were discontinued in 2010.

 Net Loss

Our Net Loss for the three months ended June 30, 2011 was $108,338 compared to $6,400,233 for the three months ended June 30, 2010.  The decrease of $6,291,895 was primarily due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2011 and for the six months ended June 30, 2010 are as follows:

	Six months Ended June 30, 2011	Six months Ended June 30, 2010

Revenue	$34,205	$-

Selling, general and administrative	153,057	12,594,636
Impairment of license agreements	20,000
Depreciation and amortization	1,659	451
Total costs and expenses	174,716	12,595,087
Other expense - interest expense	(26,011)	(21,515)
Discontinued operations	-	(148,887)
Net Loss	$166,522	$12,765,489

For the six months ended June 30, 2011, we had $34,205 in revenue compared to $0 for the six months ended June 30, 2010.  The increase of $34,205 or 100% was primarily due to revenue being generated from the online games.  For the six months ended June 30, 2011, our selling, general and administrative expenses of $153,057 consisted of primarily of $40,808 of professional fees, and $31,609 of rent expense.  For the six months ended June 30, 2010, our selling, general and administrative expenses of $12,594,636 consisted of primarily of $12,500,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $43,373 of professional fees, and $30,039 of rent expense. Depreciation is of computers and other office furniture and equipment. The Impairment of the license agreements relates to the cancellation of the game licenses discussed above. The loss from discontinued operations in the six months ended June 30, 2010 is the activity of JEI, JAI, and JTI, all of which were discontinued in 2010.

Net Loss

Our Net Loss for the six months ended June 30, 2011 was $166,522 compared to $12,765,489 for the six months ended June 30, 2010.  The decrease of $12,598,967 was primarily due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

 During the six months ended June 30, 2011, our online games business segment generated $34,205 in total revenues while in its open beta testing. We have not begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of June 30, 2011	As of December 31, 2010	Change
Cash	35,820	$11,452	$24,368
Total current assets	35,820	11,452	24,368
Property and equipment, net of accumulated depreciation of $3,236 and $1,577	6,263	6,925	(662)
License Agreements	100,500	120,500	(20,000)
Prepaid Royalties	30,000	30,000	-
Deposits	6,000	6,000	-
Due from affiliated Company	-	1,963	(1,963)
Total assets	178,583	176,840	1,743
Accrued expenses and accounts payable	649,068	627,823	21,245
Due to affiliate	114,556	194,056	(79,500)
Loans payable	1,062,713	856,193	206,520
Total Current Liabilities	1,826,337	1,678,072	148,265

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2011, we had a net loss of $166,522 compared to $12,765,489 for the six months ended June 30, 2010. This was offset by depreciation and amortization of $1,659, an impairment on license agreements of $20,000, a decrease in receivables from affiliates of $1,963 and an increase in accrued expenses of $21,245, for total cash used in our operating activities of $121,655.

Investments

We had $997 invested in cash used in investment activities for the six months ended June 30, 2011, which relates the purchase of property and equipment of $997 and the acquisition of license agreements of $0.

We had $66,796 invested in cash used in investment activities for the six months ended June 30, 2010, which relates the purchase of property and equipment of $8,046 and the acquisition of license agreements of $58,750.

Financing

Our cash flows from financing activities totaled $147,020, from $254,000 in loan proceeds offset by $47,480 from repayment of our loan and $59,500 repaid to Joytoto Korea.

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

In 2011, the licensor terminated two of these agreements due to licensor’s inability to install and localize the game for the South Korean territory. These licenses were for $20,000, of which $10,000 was paid by the Company.  The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China  As such, the Company has concluded that these licenses are impaired and has written them off.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2010.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Removed and Reserved.

ITEM 5	Other Information
None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

**             In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

Dated: August 11, 2011	By:	/s/ Seong Yong Cho
Seong Yong Cho
Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

.