Form 10-Q
period 2011-09-30
Pollex, Inc.
filed 2011-11-14
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2011, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,381	$11,452

Total current assets	9,381	11,452

Property and equipment, net of accumulated
depreciation of $4,109 and $1,577, respectively	6,370	6,925

OTHER ASSETS:
License Agreements	100,500	120,500
Prepaid royalty	30,000	30,000
Due from affiliated company	-	1,963
Deposits	6,000	6,000

Total other assets	136,500	158,463

Total Assets	$152,251	$176,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$647,336	$627,823
Due to affiliate	114,556	194,056
Loans payable	1,113,224	856,193

Total Current Liabilities	1,875,116	1,678,072

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 and 4,955,022 issued and
outstanding at September 30, 2011 and December 31,2010,
respectively	5,120	4,953
Additional paid-in capital	136,874,861	136,855,028
Accumulated deficit	(138,602,846)	(138,361,213)

Total Stockholders’ Deficit	(1,722,865)	(1,501,232)

Total Liabilities and Stockholders’ Deficit	$152,251	$176,840

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30
	2011	2010	2011	2010
		(Consolidated)		(Consolidated)
REVENUES	$14,598	$44,596	$48,803	$44,596

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
Selling, general and administrative	72,542	6,352,677	225,599	19,037,493
Impairment of license agreements	-	-	20,000	-
Depreciation and amortization	873	390	2,532	872
Total Costs and Expenses	73,415	6,353,067	248,131	19,038,365

OPERATING LOSS	(58,817)	(6,308,471)	(199,328)	(18,993,769)

OTHER EXPENSE
Interest expense	(16,294)	(9,271)	(42,305)	(30,786)
Total Other Expense	(16,294)	(9,271)	(42,305)	(30,786)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(75,111)	(6,317,742)	(241,633)	(19,024,555)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(75,111)	(6,317,742)	(241,633)	(19,024,555)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	-	(19,099)	-	(19,099)
Loss from discontinued operations, net of tax	-	-	-	(58,676)
Loss from discontinued operations	-	(19,099)	-	(77,775)

NET LOSS	$(75,111)	$(6,336,841)	$(241,633)	$(19,102,330)

NET LOSS PER COMMON SHARE (Basic and Diluted)
Continuing operations	$(0.01)	$(1.26)	$(0.05)	$(3.74)
Discontinued operations	-	-	-	(0.02)
	$(0.01)	$(1.26)	$(0.05)	$(3.75)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,030,114	5,072,848	5,090,052

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,633)	$(19,102,330)
Loss from discontinued operations	-	77,775
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	2,532	872
Impairment of license agreements	20,000	-
Stock based compensation	-	18,750,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	-	(44,155)
(Increase) decrease in prepaid royalties	-	(15,000)
(Increase) decrease in receivable from affiliate	1,963	(12,931)
(Increase) decrease in deposits	-	(1,000)
Increase (decrease) in accrued expenses	19,513	151,734

Net cash used in continuing operating activities	(197,625)	(195,035)
Net cash used in discontinued operating activities	-	(74,550)
Net cash used in operating activities	(197,625)	(269,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,977)	(6,202)
Acquisition of license agreements	-	(58,750)

Net cash used in investing activities	(1,977)	(64,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	309,000	401,400
Repayment of loan	(51,969)	(58,469)
Repayment of amounts due affiliate	(59,500)	-

Net cash provided by financing activities	197,531	342,931

Net increase (decrease) in cash	(2,071)	8,394

CASH AT BEGINNING OF PERIOD	11,452	5,257

CASH AT END OF PERIOD	$9,381	$13,651

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of amounts due affiliate with common stock	$20,000	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2010.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $241,633 and $19,102.330 for the nine months ended September 30, 2011 and 2010, respectively, and has an accumulated deficit of $138,602,846 at September 30, 2011.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 6, 2010, JEI was dissolved.

As a result of the above transactions, activity for the three and nine months ended September 30, 2010 has been reclassified to discontinued operations on the statements of operations and cash flows.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2011

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

The Company began operating the online game The Great Merchant in open beta testing in January 2010. During the nine months ended September 30, 2011 and 2010, the Company generated revenues of $48,803 and $44,496 from this beta testing.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum..  During the nine months ended September 30, 2011, the Company received proceeds of $309,000 from these borrowings and repaid $51,969 of these borrowings.

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

During the nine months ended September 30, 2011, the Company repaid $59,500 in amounts owed to Joytoto Korea.

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

September 30, 2011

NOTE G- EMPLOYMENT AGREEMENTS (Continued)

Officer of the Company for an annual salary of $1.00.  These employment agreement run through March 21, 2014.

NOTE H – WARRANTS

The following summarizes warrant activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2011	946,667	$41.46

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

Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $48,803 for the nine months ended September 30, 2011 while in its open beta testing.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game has opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and in game looks. Additional purchase methods such as credit cards and mobile phone payments will be added in the future.

Online Games

As of September 30, 2011, the Company acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game. Three other titles that the Company has licensed are in closed beta testing and will be available for full commercial service within the 1st quarter of 2012. The rest of the games will be launched in consecutive succession soon afterward in each quarter following.  For each of the game licenses, the Company was required to pay license fees of $120,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

Licenses for two of the above- referenced games required the Company to pay $10,000 in non-refundable deposits.   Licenses for four of the games referenced above, were terminated by the Company due to differences in scheduling the launch dates. In total, the Company has paid $73,750 of these amounts and is required to make additional payments of $71,750.  When these games are commercially operating, the Company will be required to split the revenue with the licensors.

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

 Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2011 and for the three months ended September 30, 2010 are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Revenue	$14,598	$44,596

Selling, general and administrative	72,542	6,352,677
Depreciation and amortization	873	390
Total costs and expenses	73,415	6,308,471
Other expense - interest expense	(16,294)	(9,271)
Discontinued operations	-	(19,099)
Net Loss	$(75,111)	$(6,336,841)

For the three months ended September 30, 2011, we generated $14,598 in revenue compared to $44,596 for the three months ended September 30, 2010.  The decrease of $29,998 or 67% was primarily due to decrease in operations from our online game, the Great Merchant.

 For the three months ended September 30, 2011, our selling, general and administrative expenses of $72,542 consisted primarily of $17,350 in professional fees and $11,799 of rent expense.  For the three months ended September 30, 2010, our selling, general and administrative expenses of $6,352,677 consisted primarily of $6,250,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $37,016 of professional fees, and $6,648 of rent expense.  The decrease of $6,280,135 or 99% in our selling, general and administrative expenses was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

Depreciation is of computers and other office furniture and equipment. The Impairment of the license agreements relates to the cancellation of the game licenses discussed above. The loss from discontinued operations in the three months ended September 30, 2010 is the activity of JEI, JAI, and JTI, all of which were discontinued in 2010.

For the three months ended September 30, 2011, we had $73,415 in total costs and expenses compared to $6,353,067 for the three months ended September 30, 2010.  The decrease of $6,279,652 or 98% was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

  Net Loss

Our Net Loss for the three months ended September 30, 2011 was $75,111 compared to $6,336,841 for the three months ended September 30, 2010.  The decrease of $6,261,730 was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements.

Other Expenses

Other Expenses for the three months ended September 30, 2011 consisted of $16,294.  Other Expenses for the three months ended September 30, 2010 consisted of $9,271. The increase of $7,023 or 43% from ($9,271) in other expenses for the three months ended September 30, 2010 to ($16,294) for the three months ended September 30, 2011 is primarily due to accrued interest from our loans payable.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010 are as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenue	$48,803	$44,596
Selling, general and administrative	225,599	19,037,493
Impairment of license agreements	20,000	-
Depreciation and amortization	2,532	872
Total costs and expenses	248,131	19,038,365
Other expense - interest expense	42,305	30,786
Discontinued operations	-	77,775
Net Loss	$(241,633)	$(19,102,330)

For the nine months ended September 30, 2011, we generated $48,803 in revenue compared to $44,596 for the nine months ended September 30, 2010.  The increase of $4,207 or 10% was primarily due to increase in operations from our online game, the Great Merchant.

 For the nine months ended September 30, 2011, our selling, general and administrative expenses of $225,599 consisted primarily of $58,158 in professional fees and $43,408 of rent expense.  For the nine months ended September 30, 2010, our selling, general and administrative expenses of $19,037,493 consisted primarily of $18,750,000 in stock based compensation due to the shares granted to our executive officers under their employment agreements, $73,657 of professional fees, and $32,100 of rent expense. The decrease of $18,811,894 or 99% in our selling, general and administrative expenses was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

Depreciation is of computers and other office furniture and equipment. The Impairment of the license agreements relates to the cancellation of the game licenses discussed above. The loss from discontinued operations in the nine months ended September 30, 2010 is the activity of JEI, JAI, and JTI, all of which were discontinued in 2010.

For the nine months ended September 30, 2011, we had $248,131 in total costs and expenses compared to $19,038,365 for the nine months ended September 30, 2010.  The decrease of $18,790,234 or 99% was primarily due to less stock based compensation due to the shares granted to our executive officers under their employment agreements and the impairment of our license agreements to be reduced to zero.

   Net Loss

Our Net Loss for the nine months ended September 30, 2011 was $241,633 compared to $19,102,330 for the nine months ended September 30, 2010.  The decrease of $18,860,697 was primarily due to less expenses of stock based compensation to our executive officers.

Other Expenses

Other Expenses for the nine months ended September 30, 2011 were 42,305.  Other Expenses for the nine months ended September 30, 2010 were 30,786. The increase of $11,519 or 27% is primarily due to accrued interest from our loans payable.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

 During the nine months ended September 30, 2011, our online games business segment generated $48,803 in total revenues while in its open beta testing and commercial service. We have not begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of September 30, 2011	As of December 31, 2010	Change
Cash	$9,381	$11,452	$(2,071)
Total current assets	9,381	11,452	(2,071)
Property and equipment, net of accumulated depreciation of $4,109 and $1,577	6,370	6,925	(555)
License Agreements	100,500	120,500	(20,000)
Prepaid Royalties	30,000	30,000	0
Deposits	6,000	6,000	0
Due from affiliated Company	-	1,963	(1,963)
Total assets	152,251	176,840	(24,589)
Accrued expenses and accounts payable	647,336	627,823	19,513
Due to affiliate	114,556	194,056	(79,500)
Loans payable	1,113,224	856,193	257,031
Total Current Liabilities	1,875,116	1,678,072	197,044

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2011, we had a net loss of $241,633 compared to $19,102,330 for the nine months ended September 30, 2010. This was offset by depreciation and amortization of $2,532, impairment on license agreements of $20,000, a decrease in receivables from affiliates of $1,963 and an increase in accrued expenses of $19,513, for total cash used in our operating activities of $197,625.

 Investments

We had $1,977 invested in cash used in investment activities for the nine months ended September 30, 2011, which relates to the purchase of property and equipment of $1,977.

We had $64,952 invested in cash used in investment activities for the nine months ended September 30, 2010, which relates to the purchase of property and equipment of $6,202 and the acquisition of license agreements of $58,750.

Financing

Our cash flows from financing activities totaled $197,531 from $309,000 in loan proceeds offset by $51,969 from repayment of our loan and $59,500 repaid to Joytoto Korea.

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

•
On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, JEI issued Joyon Korea 1,000,000 common shares as consideration.  Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

•
On June 11, 2007, JTI entered into an Exclusive Distributorship Agreement with Joytoto Korea.  The agreement provides that JTI has the worldwide, exclusive right to distribute, market, promote and sell Joytoto Korea’s current and future model MP3 player devices.  As consideration for the Exclusive Distributorship Agreement, JEI issued Joytoto Korea 1,000,000 common shares.  Prior to the acquisition of the Exclusive Distributorship Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share.  Accordingly, the shares issued for the license agreement were valued at this amount.

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

•
The Company reviewed its license agreements for impairment again at December 31, 2009 and determined that the license agreements were completely impaired and should be reduced to zero.  Accordingly, the Company recognized an impairment loss of $4,227,975 in 2009.  The Company reached this conclusion due to its inability to generate the revenues originally anticipated as well the difficulty in raising the necessary funds to develop and utilize the licenses due to the current difficult credit environment.

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non-refundable deposit on one of the licenses.  The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

There were no unregistered, or any other, sales of equity securities by us during the three month period ended September 30, 2011.

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

101**
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Pollex, Inc.

Dated: November 14, 2011	By:	/s/ Seong Yong Cho
Seong Yong Cho
Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)