Form 10-K
period 2011-12-31
Pollex, Inc.
filed 2012-03-30
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $77,301 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2012, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

 Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $64,768 for the fiscal year ended December 31, 2011.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and in game looks. Additional purchase methods such as credit cards and mobile phone payments will be added in the future.

Online Games

As of December 31, 2011, the Company acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game. Three other titles that the Company has licensed are in closed beta testing and will be available for full commercial service within the 2nd quarter of 2012. The rest of the games will be launched in consecutive succession soon afterward in each quarter following.  For the game licenses, the Company was required to pay license fees of $120,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

Licenses for four of the games referenced above, were terminated by the Company due to differences in scheduling the launch dates.  In total, the Company has paid $101,000 of these amounts and is required to make additional payments of $44,500.  When these games are commercially operating, the Company will be required to split the revenue with the licensors.

In March of 2012, the Company entered into a termination agreement relating to one of the licenses. The Company received $35,000, plus value added tax, to terminate a license with a carrying value of $10,000 and related deposit of $20,000.

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

Marketing and Advertising

Our sales and marketing efforts are designed to attract visitors to our website and convert and retain them as paying subscribers in a cost effective manner. We will employ a multi-channel customer advertising strategy and market and advertise to potential subscribers through a combination of paid and unpaid sources. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising and referrals by existing subscribers. We regularly monitor the effectiveness of our marketing efforts primarily by conducting surveys during our registration process. We use the survey results to actively manage our online and offline media and channel mix in order to improve the efficiency of our marketing expenditures.

We are currently pursuing the following customer advertising activities:

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

Distribution

As our game licenses are distributed as free-to-play there is no need for brick and mortar distribution channels. We will be distributing our games through online marketing channels, digital distribution outlets, PC gaming portals, social media sites to increase our core audience. Usage of online marketing tools such as pay per click and pay per view advertising on online channels and platforms will be used to grow and maintain our current user base.

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

Employees

As of March 30, 2012, we have two employees, all of which are full time.

ITEM 1A - RISK FACTORS

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our December 31, 2011 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

We are subject to financial reporting and other requirements for which our accounting, and other management systems and resources may not be adequately prepared .

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the Over the Counter Bulletin Board trading system under the symbol PLLX.OB. An investment in our common stock currently is illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by actual or anticipated variations in our operating results; changes in the market valuations of other similarly situated companies serving similar markets; announcements by us or our competitors of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments; adoption of new accounting standards affecting our industry; additions or departures of key personnel; introduction of new products or services by us or our competitors; actual or expected sales of our common stock or other securities in the open market; conditions or trends in the market in which we operate; and other events or factors, many of which are beyond our control.

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC:BB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $582,072 and $20,796,825 in 2011 and 2010, respectively, and accumulated deficit of $138,941,097 at December 31, 2011 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

            Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

 Our common stock is considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock may be affected by limited trading volume and price fluctuation which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock.  Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

ITEM 1B - UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 – PROPERTIES

The Company leases approximately 560 square feet of office space in Santa Clara, California, for $785 per month pursuant to the terms of a one (1) year lease agreement commencing March 1, 2012 and ending February 28, 2013.

ITEM 3 - LEGAL PROCEEDINGS

            The Company has no legal proceedings

ITEM 4 – MINE SAFETY DISCLOSURES.

None.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2011	First Quarter	$0.05	$0.0031
	Second Quarter	$0.70	$0.02
	Third Quarter	$0.07	$0.022
	Fourth Quarter	$0.085	$0.02

2010	First Quarter	$0.1	$0.016
	Second Quarter	$0.04	$0.016
	Third Quarter	$0.04	$0.0005
	Fourth Quarter	$0.04	$0.0092

.

Our transfer agent is Corporate Stock Transfer.

As of March 30, 2012, the number of holders of record of shares of our common stock is 32.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

  Results of Operations

Introduction

We were incorporated in the state of Nevada on November 2, 2011. We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We had one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.   Effective June 30, 2010, we, along with JEI, sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in exchange for the return and cancellation to us of 166,667 shares of our common stock held by Joytoto Korea.  Effective August 6, 2010, JEI was dissolved. The Company is determined to focus on its Online Games business by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Our operations were originally organized into two business segments: Consumer Electronics and Online Games. On June 24, 2010, we dissolved JTI due to inactivity of the distributor contracts and lack of revenues generated in the Consumer Electronics business segment of the Company. The Company will focus on its Online Games segment.

Year ended December 31, 2011 compared to the Year ended December 31, 2010

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2011 and for the year ended December 31, 2010 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue	$64,768	$57,340
Cost of goods sold	-	-
Selling, general and administrative	237,739	21,089,776
Related party service agreement	324,000	33,000
Impairment of license agreements	20,000	-
Depreciation and Amortization	5,593	1,577
Total costs and expenses	587,332	21,124,353
Other expense - interest expense	(59,508)	(43,334)
Gain from discounted operations	-	313,522
Net Loss	$(582,072)	$(20,796,825)

Revenue

Total revenue for the year ended December 31, 2011 was $64,768 compared $57,340 for the year ended December 31, 2010.  The increase of $7,428 or 13% was primarily due to increase in revenue from our Online Game, the Great Merchant.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2011 was $237,739 compared to $21,089,776 for the year ended December 31, 2010.  The decrease of $20,852,037 or 99% was primarily due to no stock based compensation due to shares granted to our executive officers and impairment of our license agreements reduced to zero.

Related party service agreement

Related party service agreement for the year ended December 31, 2011 was $324,000 compared to $33,000 for the year ended December 31, 2010.

Depreciation

Depreciation for the year ended December 31, 2011 was $5,593 compared to $1,577 for the year ended December 31, 2010.

Interest expense

Interest expense for the year ended December 31, 2011 was $59,508 compared to $43,334, for the year ended December 31, 2010.  This increase was due to increasing interest expenses from amounts owed to debtors.

Discontinued operations

During 2010, the Company disposed of its’ subsidiary and related companies.  As a result, the Company had a loss on the operations of the discontinued operations of $58,676 and recognized a gain of $372,198 on the disposal.  This gain was due to the assumption and forgiveness of liabilities on the disposal.

Net Loss

Our Net Loss for the year ended December 31, 2011 was $582,072 compared to $20,796,825 for the year ended December 31, 2010.  The decrease of $20,216,941 or 97% was primarily due to no stock based compensation due to shares granted to our executive officers and impairment of our license agreements reduced to zero.

Liquidity and Capital Resources

Introduction

Our primary assets are the online game license agreements and the Exclusive Distributorship Agreement. We have not begun to generate significant revenue from the online game license agreements, and as a result we have very few current assets. Our cash requirements have been relatively small up to this point, but as a result of the acquisition of JEI and the fact that we are now a public, reporting company, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

Net loss for the year ended December 31, 2011 was $582,072 compared to $20,796,825 for the year ended December 31, 2010.  The decrease of $20,214,753 or 97% was primarily due to stock based compensation of $20,833,333 relating to employment agreements which ended in 2010. This was offset by selling, general and administrative costs of $237,739, related party service agreement of $324,000, impairment of license agreements of $20,000, and depreciation and amortization of $5,593.

Revenue for the year ended December 31, 2011 was $64,768 compared to $57,340 for the year ended December 31, 2010.  The increase of $7,428 or 13% was primarily due to increase in our online game revenue from the Great Merchant.

Investments

For the year ended December 31, 2011, we invested $1,977, which relates the purchase of property and equipment of $1,977.

For the year ended December 31, 2010, we invested $67,252, which relates the purchase of property and equipment of $8,502 and acquisition of license agreements of $58,750.

Financing

For the year ended December 31, 2011, our cash flows from financing activities totaled $238,041, from $359,000 in loan proceeds offset by the repayment of $61,459 in loans and also by repayment of advances from affiliate.

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

During 2011, licenses for four of the games referenced above, were terminated by the Company due to differences in scheduling the launch dates. In total, the Company has paid $73,750 of these amounts and is required to make additional payments of $44,500.

On March 9, 2012, the Company entered into a termination agreement relating to one of its’ license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT.

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

POLLEX, INC.
AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying balance sheets of Pollex, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $582,072 and $20,796,825 in 2011 and 2010, had negative working capital of $2,203,113 and an accumulated deficit of $138,943,285 at December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, New Jersey
March 30, 2012

 POLLEX, INC.
BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,415	$11,452
Total current assets	5,415	11,452

Property and equipment, net of accumulated
depreciation of $4,982 and $1,577, respectively	5,497	6,925

License agreements, net of accumulated
amortization of $2,188 and $0, respectively	98,312	120,500

OTHER ASSETS:
Prepaid royalty	30,000	30,000
Due from affiliated company	-	1,963
Deposits	6,000	6,000
Total other assets	36,000	37,963

Total Assets	$145,224	$176,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$649,238	$627,823
Amounts due to affiliate under service agreement	291,000	-
Advances from affiliate	114,556	194,056
Loans payable	1,153,734	856,193

Total Current Liabilities	2,208,528	1,678,072

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 and 4,955,022 issued and
outstanding at December 31, 2011 and 2010,
respectively	5,120	4,953
Additional paid-in capital	136,874,861	136,855,028
Accumulated deficit	(138,943,285)	(138,361,213)

Total Stockholders’ Deficit	(2,063,304)	(1,501,232)

Total Liabilities and Stockholders’ Deficit	$145,224	$176,840

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2011	2010

REVENUES	$64,768	$57,340

COSTS AND EXPENSES
Cost of goods sold	-	-
Selling, general and administrative	237,739	21,089,776
Related party service agreement	324,000	33,000
Impairment of license agreements	20,000	-
Depreciation and amortization	5,593	1,577
Total Costs and Expenses	587,332	21,124,353

OPERATING LOSS	(522,564)	(21,067,013)

OTHER EXPENSE
Interest expense	(59,508)	(43,334)
Total Other Expense	(59,508)	(43,334)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(582,072)	(21,110,347)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(582,072)	(21,110,347)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations, net of tax	-	372,198
Loss from discontinued operations, net of tax	-	(58,676)
Gain from discontinued operations	-	313,522

NET LOSS	$(582,072)	$(20,796,825)

NET LOSS PER COMMON SHARE (Basic and Diluted)
Continuing operations	$(0.11)	$(4.17)
Discontinued operations	-	0.06
	$(0.11)	$(4.11)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,085,158	5,056,849

See accompanying notes to financial statements.

Pollex, Inc.
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	5,121,689	5,120	116,024,861	(117,564,388)	(1,534,407)

Stock based compensation	-	-	20,833,333	-	20,833,333
Cancellation of common stock	(166,667)	(167)	(3,166)		(3,333)
Net loss for the year ended December 31, 2010	-	-	-	(20,796,825)	(20,796,825)
Balance, December 31, 2010	4,955,022	4,953	136,855,028	(138,361,213)	(1,501,232)

Shares issued to cancel debt	166,666	167	19,833		20,000
Net loss for the year ended December 31, 2011	-	-	-	(582,072)	(582,072)

Balance, December 31, 2011	5,121,688	$5,120	$136,874,861	$(138,943,285)	$(2,063,304)

See accompanying notes to consolidated financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(582,072)	$(20,796,825)
Loss from discontinued operations	-	(313,522)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	5,593	1,577
Impairment of license agreements	20,000	-
Stock based compensation	-	20,833,333
Changes in assets and liabilities:
(Increase) decrease in prepaid royalties	-	(15,000)
(Increase) decrease in receivable from affiliate	1,963	(1,963)
(Increase) decrease in deposits	-	(1,000)
Increase (decrease) in accrued expenses	21,415	(194,216)
Increase (decrease) in amounts due affiliate under service agreement	291,000	-

Net cash used in continuing operating activities	(242,101)	(487,616)
Net cash provided by discontinued operating activities	-	313,522
Net cash used in operating activities	(242,101)	(174,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,977)	(8,502)
Acquisition of license agreements	-	(58,750)

Net cash used in investing activities	(1,977)	(67,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	359,000	349,500
Repayment of loan	(61,459)	(101,959)
Repayment of advances from affiliate	(59,500)	-

Net cash provided by financing activities	238,041	247,541

Net increase (decrease) in cash	(6,037)	6,195

CASH AT BEGINNING OF YEAR	11,452	5,257

CASH AT END OF YEAR	$5,415	$11,452

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$990

Settlement of accounts payable with common stock	$20,000	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pollex, Inc. (the “Company”) is a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). The Company previously had one wholly-owned subsidiary, Joyon Entertainment, Inc. (“JEI”), and had two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI.

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

Operations are now focused in Online Games by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Pollex, Inc. is currently operating “The Great Merchant”. Full commercial service was opened in September of 2011. The Company has acquired license agreements for 13 games for use in South Korea.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $582,072 and $20,796,825 for the years ended December 31, 2011 and 2010, had negative working capital of $2,203,113 at December 31, 2011 and had an accumulated deficit of $138,941,097 at December 31, 2011.   Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generallly accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. In addition, amounts on deposit with Paypal, a third party payment processor, are considered cash equivalents.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

License Agreements

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

Advertising Expense

Advertising expenses are included in Selling, general and administrative expenses in the Statement of Operations and are expensed as incurred. The Company incurred $240 and $0 in advertising expenses for the years ended December 31, 2011 and 2010, respectively.

Fair Values of Financial Instruments

The Company follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for its financial assets and liabilities. Management uses the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments (Continued)

uses observable market data to arrive at its estimates of fair value. The carrying values of accrued expenses and accounts payable, due to affiliate and loans payable approximate their fair value due to the short-term maturities of these assets and liabilities.

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

As of December 31, 2011 and 2010, the Company has no financial assets or liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes and measures uncertain tax positions and record tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

At December 31, 2011 and 2010, the Company has not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2011 and 2010.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method.

The Company accounts for stock issued for services using the fair value method. The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

NOTE D- DISCONTINUED OPERATIONS

On June 24, 2010, the Company dissolved its sub-subsidiary, JTI. The Company filed a certificate of dissolution with the Secretary of State of Nevada on June 24, 2010. JTI was mostly inactive during 2009 and 2010. In connection with the dissolution, the Company assumed $365,871 in liabilities of JTI.

On August 11, 2010, the Company, along with its wholly owned subsidiary, JEI, entered into a stock purchase agreement with Joytoto Korea, effective as of June 30, 2010. JEI owned 100% of the issued and outstanding common stock of JAI. Pursuant to the terms of the Agreement, the Company and JEI sold 100% of the issued and outstanding common stock of JAI to Joytoto Korea in consideration for the return and cancellation of 166,667 shares of the Company’s common stock held by Joytoto Korea. At June 30, 2010, JAI had assets of $6,546 and liabilities of $205,296.   On August 6, 2010, JEI was dissolved.

As a result of the activity for the above subsidiaries, the Company recognized a gain of $372,198 on the disposals and a loss of 58,676 on the operations of the discontinued operations though the date of the disposals.

The following summarizes the results of the discontinued operations for 2010:

Revenues	$-
Costs and expenses
Selling, general and administrative	56,979
Interest expense	1,697
58,676

Loss from operations of discontinued operations	$(58,676)

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE E – FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31,		Estimated
	2011	2010	Useful Life
Computers	$10,479	$8,502	3 years
Accumulated depreciation	(4,982)	(1,577)
	$5,497	$6,925

Depreciation expense was $3,405 and $1,577 for the years ended December 31, 2011 and 2010, respectively.

NOTE F – LICENSE AGREEMENTS

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

Amoritzation expense was $2,188 and $0 for the years ended December 31, 2011 and 2010, respectively.

In 2011, the licensor terminated two of these agreements due to licensor’s inability to install and localize the game for the South Korean territory. These licenses were for $20,000, of which $10,000 was paid by the Company. The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China.  As such, the Company has concluded that these licenses are impaired and has writen them off.

Also in 2011, the Company decided to dissolve two of the agreements due to differences in scheduling the launch dates. The Company did not pay any deposits to acquire licenses for these two games.

The Company began operating the online game The Great Merchant in open beta testing in January 2010. During the years ended December 31, 2011 and 2010, the Company generated revenues of $64,768 and $57,340 from this beta testing.

NOTE G – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2011, the Company repaid $59,500 in amounts owed to Joytoto Korea.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE G – RELATED PARTY TRANSACTIONS (CONTINUED)

The weighted average amount due to Joytoto Korea was $145,441 and $194,056 for the years ended December 31, 2011 and 2010, respectively.

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2011 and 2010, $324,000 and $33,000, respectively, were recognized in the Statement of Operations under this agreement.  At December 31, 2011 and 2010, $291,000 and $0 were due to Gameforyou, Incorporated under this agreement.

NOTE H – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bears interest at an annual rate of 6%. The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum.  During the year ended December 31, 2011, the Company received proceeds of $359,000 from these borrowings and repaid $61,459 of these borrowings.  During the year ended December 31, 2010, the Company received proceeds of $349,500 and repaid $101,959 of these borrowings.

NOTE I - INCOME TAXES

At December 31, 2011, the Company had an unused net operating loss carryforward of approximately $4,812,000 for income tax purposes, which expires between 2027 and 2031. This net operating loss carryforward may result in future income tax benefits of approximately $1,636,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	1,636,000	1,400,000
Valuation allowance	(1,636,000)	(1,400,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE I - INCOME TAXES (CONTINUED)

	December 31,
	2011	2010
U.S statutory income tax rate	34%	34%
Utilization of net operating loss carryforwards	-	(34%)
Change in valuation allowance of deferred tax assets	(34%)	-
Net deferred tax asset	-%	-%

NOTE J- WARRANTS

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

The following summarizes warrant activity during 2010 and 2011:

.POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE J- WARRANTS (CONTINUED)

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2010	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2011	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2011 was 2.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2011 was $0 as the stock price exceeded the exercise price.

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2010 was 3.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2010 was $0 as the stock price exceeded the exercise price

NOTE K – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Property Leases:

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

The Company was leasing an apartment in Santa Clara, California for use of its President. The lease was for a term of one year and was through December 25, 2010. The lease payments were $3,300 per month. This lease was renewed in January 2011 through December 2011 at a monthly rent of $2,998.

The minimum future lease commitment on the above leases is $48,528 through February 28, 2013.

Rent expense for the years ended December 31, 2011 and 2010 was $54,365 and $45,132, respectively

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE K – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Auto Lease:

The Company signed a lease in December 2008 to lease an automobile for its’ CEO. The lease runs through December 14, 2012. The lease payments are $578 per month. The minimum future lease commitment on the auto lease is $6,355 through 2012.

Employment Agreements:

Through its former subsidiary, JEI, the Company had employment agreements with all three of the Company’s executives. These employment agreements were all dated October 31, 2007 and ran through October 31, 2010.

Under the employment agreements, Seong Yong Cho served as President and Chief Executive Officer, Seong Sam Cho served as Chief Financial Officer, and Doo Ho Choi serves as Chief Operating Officer. In exchange for their services, each of the three executives received $12,000 per annum, which was increased to $60,000 per annum starting April 1, 2009. They were eligible for a bonus, not to exceed one half of annual compensation, if approved by JEI’s Board of Directors.

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

On March 21, 2011, the Company entered into three year employment agreements with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho, its current Chief Financial Officer, respectively. Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreements run through March 21, 2014.

NOTE J – SUBSEQUENT EVENTS

On March 9, 2012, the Company entered into a termination agreement relating to one of its’ license agreements.  The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000.  As part of the termination, the licensor paid the Company$35,000, plus VAT.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the suspension of a Company's principal executive and principal financial officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria.

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

  PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s)

Seong Yong Cho	43	Chief Executive Officer, President, and Chairman (2007)

Seong Sam Cho	46	Chief Financial Officer, Secretary, and Director (2007)

Seong Yong Cho (Michael Cho) , 43, has been the Chief Executive Officer and a Director since the acquisition of JEI on October 31, 2007. He has served as the Chief Executive Officer of Joyon Entertainment Co., Ltd. since December 1999 and has been a director of Joytoto Co., Ltd. since December 2005. He served as the CEO of Joytoto Co., Ltd. from December 2005 to November 2006, and has been the COO of Joytoto Co., Ltd. from December 2006 to March 2008.

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

Seong Sam Cho (Sam Cho) , 46, has been the Chief Financial Officer, Secretary, and a Director since the acquisition of JEI on October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Seong Yong Cho, our Chairman, also serves as the company’s Chief Executive Officer. The Company is actively seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. Mr. Cho is actively involved in oversight of the company’s day to day activities.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Mr. Seong Yong Cho, a director and our chief executive officer works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2011.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2011.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2011 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2011	1	--		---	---	---	---	1
Chief Executive Officer, President, and Director	2010	--		700,000	--	---	---	---	--

Seong Sam Cho	2011	1							1
Chief Financial Officer, Secretary, and Director	2010	---		700,000	---	---	--	--	--

* Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

Employment Contracts

On March 21, 2011, the Company entered into three year employment agreements with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho,  its current Chief Financial Officer, respectively.  Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreements run through March 21, 2014.

Other Compensation

 We do not have employment agreements with any of our other employees.

Director Compensation

             We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

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

  Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000	19.5%

Common Stock	Doo Ho Choi	266,666	5.2%

Common Stock	Seong Yong Cho (2)	700,000	13.7%

Common Stock	Seong Sam Cho (2)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (2 persons)	1,400,000	27.3%

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2011 and 2010, Meyler & Company, LLC billed us $32,000 and $32,000, respectively, in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the years ended December 31, 2011 and 2010, Meyler & Company, LLC billed us $0 and $0, respectively, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2011 and 2010, Meyler & Company, LLC billed us $0 and $0, respectively, for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2011 and 2010, Meyler & Company, LLC did not bill us for any other fees.

 Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

Pollex, Inc.

Dated: March 30, 2012	By:	/s/ Seong Yong Cho
Seong Yong Cho
President, Chief Executive
Officer and Chairman (Principal Executive Officer)

Dated: March 30, 2012	By:	/s/ Seong Sam Cho
Seong Sam Cho
Chief Financial Officer,
Secretary and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Seong Yong Cho	Chief Executive Officer, President and Chairman	March 30, 2012
Seong Yong Cho	(Principal Executive Officer)

/s/ Seong Sam Cho	Chief Financial Officer and Director	March 30, 2012
Seong Sam Cho	(Principal Financial and Accounting Officer)