Form 10-Q
period 2012-03-31
Pollex, Inc.
filed 2012-05-21
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 15, 2012, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,483	$5,415
Total current assets	18,483	5,415

Property and equipment, net of accumulated
depreciation of $5,855 and $4,982, respectively	4,624	5,497

License agreements, net of accumulated
amortization of $5,418 and $2,188, respectively	125,082	98,312

OTHER ASSETS:
Prepaid royalty	10,000	30,000
Deposits	6,000	6,000
Total other assets	16,000	36,000

Total Assets	$164,189	$145,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$709,517	$649,238
Amounts due to affiliate under service agreement	301,500	291,000
Advances from affiliate	134,556	114,556
Loans payable	1,218,800	1,153,734

Total Current Liabilities	2,364,373	2,208,528

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 and 5,121,688 issued and
outstanding at March 31, 2012 and December 31, 2011,
respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,080,165)	(138,943,285)

Total Stockholders’ Deficit	(2,200,184)	(2,063,304)

Total Liabilities and Stockholders’ Deficit	$164,189	$145,224

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2012	2011

REVENUES	$17,920	$22,406

COSTS AND EXPENSES
Cost of goods sold	-	-
Selling, general and administrative	78,840	47,985
Related party service agreement	60,000	-
Impairment of license agreements	-	20,000
Depreciation and amortization	4,103	997
Total Costs and Expenses	142,943	68,982

OPERATING LOSS	(125,023)	(46,576)

OTHER INCOME (EXPENSE)
Gain on license termination	5,000	-
Interest expense	(16,857)	(11,608)
Total Other Expense	(11,857)	(11,608)

LOSS BEFORE TAXES	(136,880)	(58,184)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(136,880)	$(58,184)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,013,540

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,880)	$(58,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on license termination	(5,000)	-
Depreciation and amortization	4,103	997
Impairment of license agreements	-	20,000
Changes in assets and liabilities:
(Increase) decrease in receivable from affiliate	-	1,963
Increase (decrease) in accrued expenses	60,279	(8,893)
Increase (decrease) in amounts due affiliate under service agreement	10,500	-

Net cash used in operating activities	(66,998)	(44,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(997)
Proceeds from termination of license agreement	35,000	-
Acquisition of license agreement	(40,000)	-

Net cash used in investing activities	(5,000)	(997)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from affiliate	20,000	-
Loan proceeds	69,500	90,000
Repayment of loan	(4,434)	(33,990)

Net cash provided by financing activities	85,066	56,010

Net increase in cash	13,068	10,896

CASH AT BEGINNING OF PERIOD	5,415	11,452

CASH AT END OF PERIOD	$18,483	$22,348

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2011.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $136,880 and $58,184 for the three months ended March 31, 2012 and 2011, respectively, and has an accumulated deficit of $139,080,165 at March 31, 2012.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In 2011, the licensor terminated two of these agreements due to the licensor’s inability to install and localize the game for the South Korean territory. These licenses were for $20,000, of which $10,000 was paid by the Company. The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China.  As such, the Company has concluded that these licenses are impaired and has written them off.

Also in 2011, the Company decided to dissolve two of the agreements due to problems in scheduling the launch dates. The Company did not pay any deposits to acquire licenses for these two games.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2012

NOTE C – LICENSE AGREEMENTS

During 2012, the Company acquired an additional license agreement for $40,000, of which $20,000 was paid.  The Company will pay the remaining fee when the game is launched commercially. The terms of this license are similar to the Company’s other license agreements

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements.  The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000.  As part of the termination, the licensor paid the Company $35,000, plus VAT.  The Company recognized a gain of $5,000 on the termination.

Amortization expense was $3,230 and $271 for the three months ended March 31, 2012 and 2011, respectively.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two notes.  The terms of the promissory notes are one year and bears interest at an annual rate of 6%.  The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum.  During the three months ended March 31, 2012, the Company received proceeds of $69,500 from these borrowings and repaid $4,434 of these borrowings.

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

On March 21, 2011, the Company, entered into a Conversion and Release Agreement (the “Agreement”) with Joytoto Korea. Pursuant to the terms of the Agreement, the Company issued 166,666 shares of its common stock, valued at $11,667 on the agreement date, to Joytoto Korea in consideration for the cancellation of $20,000 owed to Joytoto Korea by the Company. The Company recorded this $20,000 debt cancellation as a capital transaction.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the three months ended March 31, 2012 and 2011, $60,000 and $0, respectively, were recognized in the Statement of Operations under this agreement.  At March 31, 2012 and December 31, 2011, $301,500 and $291,000, respectively, were due to Gameforyou, Incorporated under this agreement.

NOTE F- EMPLOYMENT AGREEMENTS

On March 21, 2011, the Company entered into three year employment agreements (the “Employment Agreements”) with each of Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho, its current Chief Financial Officer, respectively.  Pursuant to the terms of the Employment
.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

March 31, 2012

NOTE F- EMPLOYMENT AGREEMENTS (Continued)

Agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00.  These employment agreement run through March 21, 2014.

NOTE G – WARRANTS

The following summarizes warrant activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2012	946,667	$41.46

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include, but are not limited to, international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

 Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $17,920 for the fiscal quarter ended March 31, 2012.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and in game looks. Additional purchase methods such as credit cards and mobile phone payments are expected to be added in the future.

Online Games

As of March 31, 2012, the Company has acquired license agreements for 16 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea. The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game. Three other titles that the Company has licensed are in closed beta testing and are expected to be available for full commercial service during the second quarter of 2012. The rest of the games are expected to be launched in consecutive succession soon afterward in each following quarter.  For the game licenses, the Company was required to pay license fees of $120,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

Licenses for four of the games referenced above were terminated by the Company due to differences in scheduling the launch dates.  In total, the Company has paid $101,000 of these amounts and is required to make additional payments of $44,500.  When these games are commercially operating, the Company will be required to split the revenue with the licensors.

In March of 2012, the Company entered into a termination agreement relating to one of the licenses. The Company received $35,000, plus value added tax, to terminate a license with a carrying value of $10,000 and related deposit of $20,000.

During March of 2012, the Company acquired an additional license agreement for $40,000, of which $20,000 was paid.  The Company will pay the remaining fee when the game is launched commercially. This license agreement has a term of 2 years.

The Great Merchant is an economic based MMORPG (Massively Multiplayer Online Role Playing Game) online at http://www.thegreatmerchant.com.  While the game is free to play and there is no cost for users to purchase and connect to the game, the game prompts the user to use micro transactions to purchase in-game points that can be used in the game to further the in-game operations of their own character. Unlike different MMORPGs on the market, the Great Merchant player can advance through the game by trading online items and virtual goods.

Revenues, Expenses and Loss from Operations

 Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2012 and for the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Revenue	$17,920	$22,406
Selling, general and administrative	78,840	47,985
Related party service agreement	60,000	-
Impairment of license agreements	-	20,000
Depreciation and amortization	4,103	997
Total costs and expenses	142,943	68,982
Other income - gain on license termination	5,000	-
Other expense - interest expense	(16,857)	(11,608)
Net Loss	$136,880	$58,184

For the three months ended March 31, 2012, we generated $17,920 in revenue compared to $22,406 for the three months ended March 31, 2011.  The decrease of $ 4,486 or 20% was primarily due to less revenue generated from our online game, the Great Merchant.

For the three months ended March 31, 2012, our selling, general and administrative expenses of $78,840 consisted primarily of $11,250 in professional fees, $12,353 in rental expense and $21,090 in travel expense.  For the three months ended March 31, 2011, our selling, general and administrative expenses of $47,985 consisted primarily of $10,850 in professional fees and $19,857 in rental expense.  The increase of $30,855 or 64% in our selling, general and administrative expenses was primarily due to increased administrative expenses.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.  The impairment of the license agreements relates to the cancellation of the game licenses discussed above.

For the three months ended March 31, 2012, we had $142,943 in total costs and expenses compared to $68,982 for the three months ended March 31, 2011.  The increase of $73,961 or 107% was primarily due to increased costs in selling, general and administrative costs and related party service agreement.

Net Loss

Our Net Loss for the three months ended March 31, 2012 was $136,880 compared to $58,184 for the three months ended March 31, 2011.  The increase of $78,696 or 135% was primarily due to less revenue and increased selling, general and administrative expenses.

Other Expenses

Other Expenses for the three months ended March 31, 2012 consisted of $11,857. Other Expenses for the three months ended March 31, 2011 consisted of $11,608. The increase of $249 or 2% was primarily due to increase in interest expense of $5,249, offset by a gain of $5,000 recognized on the termination of one of the licenses.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

During the three months ended March 31, 2012, our online games business segment generated $17,920 in total revenues while in its open beta testing and commercial service. We have not begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2012	As of December 31, 2011	Change
Cash	$18,483	$5,415	$13,068
Total current assets	18,483	5,415	13,068
Property and equipment, net of accumulated depreciation of $4,109 and $1,577	4,624	5,497	(873)
License Agreements	125,082	98,312	26,770
Prepaid Royalties	10,000	30,000	(20,000)
Deposits	6,000	6,000	0
Total assets	164,189	145,224	18,965
Accrued expenses and accounts payable	709,517	649,238	60,279
Amounts due to due to affiliate under service agreement	301,500	291,000	10,500
Advances from affiliate	134,556	114,556	20,000
Loans payable	1,218,800	1,153,734	65,066
Total Current Liabilities	2,364,373	2,208,528	155,845

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2012, we had a net loss of $136,880 compared to $58,184 for the three months ended March 31, 2011. This was offset by depreciation and amortization of $4,103, an increase in accrued expenses of $60,279, an increase in amounts due to affiliate under service agreement of $10,500, and gain on license termination of $5,000 for total cash used in our operating activities of $66,998.

Investments

We had $5,000 invested in cash used in investment activities for the three months ended March 31, 2012, which relates to the proceeds from termination of a license agreement of $35,000 and the acquisition of a new license agreement of $40,000.

We had $997 invested in cash used in investment activities for the three months ended March 31, 2011, which relates to the purchase of property and equipment of $997 and the acquisition of license agreements of $0.

Financing

Our cash flows from financing activities totaled $85,066 from $69,500 in loan proceeds offset by $4,434 from an advance from affiliate of $20,000.

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

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non-refundable deposit on one of the licenses.  The Company paid $73,750 of these fees as of March 31, 2012 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

During 2012, the Company acquired an additional license agreement for $40,000, of which $20,000 was paid.  The Company will pay the remaining fee when the game is launched commercially. This license agreement has a term of 2 years.

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

Not applicable.

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Pollex, Inc.

Dated: May 21, 2012	By:	/s/ Seong Yong Cho
Seong Yong Cho
Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)