Form 10-Q
period 2012-06-30
Pollex, Inc.
filed 2012-08-14
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2012, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.
 BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,181	$5,415
Accounts receivable	4,452	-
Total current assets	18,633	5,415

Property and equipment, net of accumulated
depreciation of $6,728 and $4,982, respectively	3,751	5,497

License agreements, net of accumulated
amortization of $8,648 and $2,188, respectively	121,852	98,312

OTHER ASSETS:
Prepaid royalties	10,000	30,000
Deposits	6,000	6,000
Total other assets	16,000	36,000

Total Assets	$160,236	$145,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$712,603	$649,238
Amounts due to affiliate under service agreement	361,500	291,000
Advances from affiliate	134,556	114,556
Loans payable	1,266,800	1,153,734

Total Current Liabilities	2,475,459	2,208,528

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and
outstanding at June 30, 2012 and December 31, 2011,
respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,195,204)	(138,943,285)

Total Stockholders’ Deficit	(2,315,223)	(2,063,304)

Total Liabilities and Stockholders’ Deficit	$160,236	$145,224

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$17,172	$11,799	$35,092	$34,205

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
Selling, general and administrative	49,343	82,072	128,183	130,057
Related party service agreement	60,000	23,000	120,000	23,000
Impairment of license agreements	-	-	-	20,000
Depreciation and amortization	4,103	662	8,206	1,659
Total Costs and Expenses	113,446	105,734	256,389	174,716

OPERATING LOSS	(96,274)	(93,935)	(221,297)	(140,511)

OTHER INCOME (EXPENSE)
Gain on license termination	-	-	5,000	-
Interest expense	(18,765)	(14,403)	(35,622)	(26,011)
Total Other Expense	(18,765)	(14,403)	(30,622)	(26,011)

LOSS BEFORE INCOME TAXES	(115,039)	(108,338)	(251,919)	(166,522)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(115,039)	$(108,338)	$(251,919)	$(166,522)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.02)	$(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,668	5,120,417	5,121,668	5,088,023

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(251,919)	$(166,522)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on license termination	(5,000)	-
Depreciation and amortization	8,206	1,659
Impairment of license agreements	-	20,000
Changes in assets and liabilities:
Increase in accounts receivable	(4,452)	-
Decrease in receivable from affiliate	-	1,963
Increase in accrued expenses and accounts payable	63,365	21,245
Increase in amounts due affiliate under service agreement	70,500	-

Net cash used in operating activities	(119,300)	(121,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(997)
Proceeds from termination of license agreement	35,000	-
Acquisition of license agreements	(40,000)	-

Net cash used in investing activities	(5,000)	(997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from affiliate	20,000	-
Loan proceeds	117,500	254,000
Repayment of loan	(4,434)	(47,480)
Repayment of amount due to affiliate	-	(59,500)

Net cash provided by financing activities	133,066	147,020

Net increase in cash	8,766	24,368

CASH AT BEGINNING OF PERIOD	5,415	11,452

CASH AT END OF PERIOD	$14,181	$35,820

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of accounts payable with common stock	$-	$20,000

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to financial statements for the three and six months ended June 30, 2011 to make them comparable to the presentation for the three and six months ended June 30, 2012.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $251,919 and $166,522 for the six months ended June 30, 2012 and 2011, respectively, and has an accumulated deficit of $139,195,204 at June 30, 2012.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2012

NOTE C – LICENSE AGREEMENTS

During 2012, the Company acquired an additional license agreement for $40,000, of which $20,000 was paid during the six months ended June 30, 2012. This game was launched commercially and the Company paid the remaining $20,000 in July of 2012. The terms of this license are similar to the Company’s other license agreements.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

Amortization expense was $3,230 and $ 6,460 for the three and six months ended June 30, 2012, respectively.  There was no amortization expense in three and six months ended June 30, 2011.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6%. The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum. During the six months ended June 30, 2012, the Company received proceeds of $117,500 from these borrowings and repaid $4,434 of these borrowings.

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

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or at a price determined and agreed to by both parties.  For the three and six months ended June 30, 2012, $60,000 and $120,000, respectively, were recognized in the Statement of Operations under this agreement.  For the three and six months ended June 30, 2011, $23,000 and $23,000, respectively, were recognized in the Statement of Operations under this agreement.  At June 30, 2012 and December 31, 2011, $361,500 and $291,000, respectively were due to Gameforyou, Incorporated under this agreement.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

June 30, 2012

NOTE F- EMPLOYMENT AGREEMENTS (Continued)

On March 21, 2011, the Company entered into three year employment agreements (the “Employment Agreements”) with Seong Yong Cho, its current President and Chief Executive Officer, and Seong Sam Cho, its current Chief Financial Officer.  Pursuant to the terms of the Employment Agreements, Mr. Seong Yong Cho will continue to serve as President and Chief Executive Officer of the Company and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00 each.  These employment agreements run through March 21, 2014.

NOTE G – WARRANTS

Warrant activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2012	946,667	$41.46

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

 We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We are determined to focus our efforts on our  Online Games business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

  Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $17,172 for the fiscal quarter ended June 30, 2012.

Our major online game business is The Great Merchant. The online game is operating at the website http://www.thegreatmerchant.com. The website began open beta testing on January 2010. The game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and game looks. Additional purchase methods such as credit cards and mobile phone payments are expected to be added in the future.

Online Games

As of June 30, 2012, the Company has acquired license agreements for 13 games for use in South Korea. The Company originally acquired the licenses for 18 games, of which 5 licenses were subsequently cancelled.  These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.  Two other titles that the Company has licensed are in closed beta testing and expected to be available for full commercial service during the fourth quarter of 2012.  The rest of the games are expected to be launched in consecutive succession soon afterward in each following quarter.

For the game licenses, the Company was required to pay aggregate license fees of $140,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

In 2011, licenses for four of the games referenced above were terminated by the Company due to differences in scheduling the launch dates.

During March of 2012, the Company acquired an additional license agreement for $40,000.  The game was launched commercially in July 2012. This license agreement has a term of 2 years.

In March of 2012, the Company entered into a termination agreement relating to one of the licenses. The Company received $35,000, plus value added tax, to terminate a license with a carrying value of $10,000 and a related deposit of $20,000.  As a result of this termination agreement, the Company’s total license fees were $130,500, deposits for future commissions were $10,000 and other deposits were $5,000.

At June 30, 2012, the Company owed $64,500 to the licensors of the game licenses.  Of this amount, $20,000 was paid in July of 2012.

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

Revenues, Expenses and Loss from Operations

  Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2012 and for the three months ended June 30, 2011 are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Revenue	$17,172	$11,799
Selling, general and administrative	49,343	82,072
Related party service agreement	60,000	23,000
Impairment of license agreements
Depreciation and amortization	4,103	662
Total costs and expenses	113,446	105,734
Other income - gain on license termination
Other expense - interest expense	18,765	14,403
Net Loss	$(115,039)	$(108,338)

For the three months ended June 30, 2012, we generated $17,172 in revenue compared to $11,799 for the three months ended June 30, 2011.  The increase of $5,373 or 45.5% was primarily due to an increase in revenue generated from our online game, the Great Merchant, and the launch of four of the games commercially in 2012.

For the three months ended June 30, 2012, our selling, general and administrative expenses of $49,343 consisted primarily of $31,245 in professional fees, $9,036 in rental expense and $1,390 in travel expense.  For the three months ended June 30, 2011, our selling, general and administrative expenses of $82,072 consisted primarily of $29,958 in professional fees and $11,752 in rental expense.  The decrease of $32,729 or 39.9% in our selling, general and administrative expenses was primarily due to decrease in administrative expenses.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.  The impairment of the license agreements relates to the cancellation of the game licenses discussed above.

For the three months ended June 30, 2012, we had $113,446 in total costs and expenses compared to $105,734 for the three months ended June 30, 2011.  The increase of $7,712 or 7.3% was primarily due to increases in costs and expenses and related party service agreement which was offset by administrative expenses.

Other Expenses

Other Expenses for the three months ended June 30, 2012 was $18,765. Other Expenses for the three months ended June 30, 2011 was $14,403. The increase of $4,362 or 30.3% was primarily due to increase in interest expense of $4,362 due to an increase in loan balances.

Net Loss

Our Net Loss for the three months ended June 30, 2012 was $115,039 compared to $108,338 for the three months ended June 30, 2011.  The increase of $6,701 or 6.2% was primarily due to an increase in related third party agreements.

 Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2012 and for the six months ended June 30, 2011 are as follows:

	Six months Ended June 30, 2012	Six months Ended June 30, 2011

Revenue	$35,092	$34,205

Selling, general and administrative	128,183	130,057
Related party service agreement	120,000	23,000
Impairment of license agreements		20,000
Depreciation and amortization	8,206	1,659
Total costs and expenses	256,389	174,716
Other expense - interest expense	(35,622)	(26,011)
Gain on license termination	5,000		-
Net Loss	$(251,919)	$(166,522)

For the six months ended June 30, 2012, we had $35,092 in revenue compared to $34,205 for the six months ended June 30, 2011.  The increase of $887 or 7.5% was primarily due to the launch of four of the games commercially in 2012, offset by less revenue generated from our online game, the Great Merchant.  For the six months ended June 30, 2012, our selling, general and administrative expenses of $128,183 consisted of primarily of $51,350 of professional fees, and $21,388 of rent expense For the six months ended June 30, 2011, our selling, general and administrative expenses of $153,057 consisted of primarily of $40,808 of professional fees, and $31,609 of rent expense.  Depreciation is of computers and other office furniture and equipment.

Net Loss

Our Net Loss for the six months ended June 30, 2012 was $251,919 compared to $166,522 for the six months ended June 30, 2011.  The increase of $85,397 was primarily due to to an increase in related third party agreements.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

 During the six months ended June 30, 2012, our online games business segment generated $35,092 in total revenues.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of June 30, 2012	As of December 31, 2011	Change
Cash	$14,181	$5,415	$8,766
Accounts receivable	4,452	-	4,452
Total current assets	18,633	5,415	13,218
Property and equipment, net of accumulated depreciation of $6,728 and $4,982	3,751	5,497	(1,746)
License Agreements, net of accumulated amortization of $8,648 and $2,188	121,852	98,312	23,540
Prepaid Royalties	10,000	30,000	(20,000)
Deposits	6,000	6,000	-
Due from affiliated Company
Total assets	160,236	145,224	15,012
Accrued expenses and accounts payable	712,603	649,238	63,365
Due to affiliate under service agreement	361,500	291,000	70,500
Advances from affiliate	134,556	114,556	20,000
Loans payable	1,266,800	1,153,734	113,066
Total Current Liabilities	2,475,459	2,208,528	266,931

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2012, we had a net loss of $(251,919) compared to $(166,522) for the six months ended June 30, 2011. This was offset by depreciation and amortization of $8,206, a gain on the disposal of license agreements of ($5,000), an increase in accounts receivable of $(4,452), an increase in amounts due to affiliate under service agreement of $70,500, and an increase in accrued expenses of $63,365, for total cash used in our operating activities of $119,300.

 Investments

We had $5,000 invested in cash used in investment activities for the six months ended June 30, 2012, which relates to the proceeds from termination of a license agreement of $35,000 and the acquisition of a new license agreement of $40,000.

We had $997 invested in cash used in investment activities for the six months ended June 30, 2011, which relates the purchase of property and equipment of $997 and the acquisition of license agreements of $0.

Financing

Our cash flows from financing activities totaled $133,066, from $117,500 in loan proceeds offset by $4,434 from repayment of our loan and $0 repaid to Joytoto Korea.

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

 During 2012, the Company acquired an additional license agreement for $40,000.  The game launched commercially in South Korea in July 2012. This license agreement has a term of 2 years.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures .

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pollex, Inc.

Dated: August 14, 2012	By:	/s/ Seong Yong Cho
Seong Yong Cho
Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)