Form 10-Q
period 2012-09-30
Pollex, Inc.
filed 2012-11-19
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2012, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

 ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	September 30	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,490	$5,415
Accounts receivable	61,180	-
Total current assets	68,670	5,415

Property and equipment, net of accumulated
depreciation of $7,602 and $4,982, respectively	2,877	5,497

License agreements, net of accumulated
amortization of $16,878 and $2,188, respectively	113,622	98,312

OTHER ASSETS:
Prepaid royalties	10,000	30,000
Deposits	6,000	6,000
Total other assets	16,000	36,000

Total Assets	$201,169	$145,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$755,377	$649,238
Amounts due to affiliate under service agreement	428,250	291,000
Advances from affiliate	134,556	114,556
Loans payable	1,316,800	1,153,734

Total Current Liabilities	2,634,983	2,208,528

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 and 4,955,022 issued and
outstanding at September 30, 2012 and December 31, 2011,
respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,313,795)	(138,943,285)

Total Stockholders’ Deficit	(2,433,814)	(2,063,304)

Total Liabilities and Stockholders’ Deficit	$201,169	$145,224

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$69,829	$14,598	$104,921	$48,803

COSTS AND EXPENSES
Cost of goods sold	50,959	-	50,959	-
Selling, general and administrative	48,650	62,542	176,833	192,599
Related party service agreement	60,000	10,000	180,000	33,000
Impairment of license agreements	-	-	-	20,000
Depreciation and amortization	9,104	873	17,310	2,532
Total Costs and Expenses	168,713	73,415	425,102	248,131

OPERATING LOSS	(98,884)	(58,817)	(320,181)	(199,328)

OTHER INCOME (EXPENSE)
Gain on license termination	-	-	5,000	-
Interest expense	(19,707)	(16,294)	(55,329)	(42,305)
Total Other Expense	(19,707)	(16,294)	(50,329)	(42,305)

LOSS BEFORE INCOME TAXES	(118,591)	(75,111)	(370,510)	(241,633)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(118,591)	$(75,111)	$(370,510)	$(241,633)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.02)	$(0.01)	$(0.07)	$(0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,668	5,121,668	5,121,668	5,072,848

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(370,510)	$(241,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on license termination	(5,000)	-
Depreciation and amortization	17,310	2,532
Impairment of license agreements	-	20,000
Changes in assets and liabilities:
Increase in accounts receivable	(61,180)	-
Decrease in receivable from affiliate	-	1,963
Increase in accrued expenses and accounts payable	106,139	19,513
Increase in amounts due affiliate under service agreement	137,250	-

Net cash used in operating activities	(175,991)	(197,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,977)
Proceeds from termination of license agreement	35,000	-
Acquisition of license agreements	(40,000)	-

Net cash used in investing activities	(5,000)	(1,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from affiliate	20,000	-
Loan proceeds	167,500	309,000
Repayment of loan	(4,434)	(51,969)
Repayment of amount due to affiliate	-	(59,500)

Net cash provided by financing activities	183,066	197,531

Net increase in cash	2,075	(2,071)

CASH AT BEGINNING OF PERIOD	5,415	11,452

CASH AT END OF PERIOD	$7,490	$9,381

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of accounts payable with common stock	$-	$20,000

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to financial statements for the three and nine months ended September 30, 2011 to make them comparable to the presentation for the three and nine months ended September 30, 2012.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $370,510 and $241,633 for the nine months ended September 30, 2012 and 2011, respectively, and has an accumulated deficit of $139,313,795 at September 30, 2012.  In order to fund future operations, the Company will need to raise capital through the equity markets and generating revenue through its license agreements.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2012

NOTE C – LICENSE AGREEMENTS

Also in 2011, the Company decided to terminate two of the agreements due to problems in scheduling the launch dates. The Company did not pay any deposits to acquire licenses for these two games.

During 2012, the Company acquired an additional license agreement for $40,000, of which $20,000 was paid during the nine months ended September 30, 2012. This game was launched commercially and the Company paid the remaining $20,000 in July of 2012. Under the license agreement, the Company is required to pay the licensor 24% of gross sales, or $50,959 for the nine months ended September 30, 2012.  The Company engaged with Browsergames Co., Ltd. (“Browsergames”), a Korean Company, to support and maintain the online game, and collect payments from customers.  Under this agreement, Browsergames is required to pay the Company 29% of gross sales.  For the nine months ended September 30, 2012, the Company billed such 29%, or $61,181, during the nine months ended September 30, 2012.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

Amortization expense was $8,230 and $14,690 for the three and nine months ended September 30, 2012, respectively.  There was no amortization expense in the three and nine months ended September 30, 2011.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two notes. One of these notes, with a carrying value of $680,000 and $540,000 at September 30, 2012 and December 31, 2011, respectively, was with a Company controlled by the Chief Executive Officer of the Company. The terms of the promissory notes are one year and bear interest at an annual rate of 6%. The notes may be repaid at any time prior to its due date without a prepayment penalty, however if any amount of the principal plus accrued interest remains unpaid after the notes due date then the annual rate of interest increases to 10% per annum. During the nine months ended September 30, 2012, the Company received proceeds of $167,500 from these borrowings and repaid $4,434 of these borrowings.

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which we are a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

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

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation,

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

September 30, 2012

NOTE E – RELATED PARTY TRANSACTIONS (CONTINUED)

customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or at a price determined and agreed to by both parties.  For the three and nine months ended September 30, 2012, $60,000 and $180,000, respectively, were recognized in the Statement of Operations under this agreement.  For the three and nine months ended September 30, 2011, $10,000 and $33,000, respectively, were recognized in the Statement of Operations under this agreement.  At September 30, 2012 and December 31, 2011, $428,250 and $291,000, respectively were due to Gameforyou, Incorporated.

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

NOTE G – WARRANTS

Warrant activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2012	946,667	$41.46

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

  Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $69,829 for the fiscal quarter ended September 30, 2012.

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

Online Games

As of September 30, 2012, the Company has acquired license agreements for 13 games for use in South Korea. The Company originally acquired the licenses for 18 games, of which 5 licenses were subsequently terminated.  These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.    The remainder of the games are expected to be launched in consecutive succession soon afterward in each following quarter.

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

Revenues, Expenses and Loss from Operations

  Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2012 and for the three months ended September 30, 2011 are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Revenue	$69,829	$14,598
Cost of goods sold	50,959	-
Selling, general and administrative	48,650	62,542
Related party service agreement	60,000	10,000
Depreciation and amortization	9,104	873
Total costs and expenses	168,713	73,415
Other expense - interest expense	(19,707)	(16,294)
Net Loss	$(118,591)	$(75,111)

For the three months ended September 30, 2012, we generated $69,829 in revenue compared to $14,598 for the three months ended September 30, 2011.  The increase of $55,231 or 378% was primarily due to launch and operation of game licenses.  For the three months ended September 30, 2012, we incurred $50,959 in expenses relating to its’ agreement with Browsergames Co., Ltd.

For the three months ended September 30, 2012, our selling, general and administrative expenses of $48,650 consisted primarily of $33,850 in professional fees, $34,277 in rental expense and $23,940 in travel expense.  For the three months ended September 30, 2011, our selling, general and administrative expenses of $62,542 consisted primarily of $31,993 in professional fees and $12,890 in rental expense.  The decrease of $13,892 or 22% in our selling, general and administrative expenses was primarily due to decrease in administrative expenses.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.  The impairment of the license agreements relates to the cancellation of the game licenses discussed above.

For the three months ended September 30, 2012, we had $168,713 in total costs and expenses compared to $73,415 for the three months ended September 30, 2011.  The increase of $95,298 or 129% was primarily due to increased costs in selling, general and administrative costs and related party service agreement.

Other Expenses

Other Expenses for the three months ended September 30, 2012 was $19,707. Other Expenses for the three months ended September 30, 2011 was $16,294. The increase of $3,413 or 20% was primarily due to increase in interest expense.

Net Loss

Our Net Loss for the three months ended September 30, 2012 was $118,591 compared to $75,111 for the three months ended September 30, 2011.  The increase of $43,480 or 58% was primarily due to less revenue and increased selling, general and administrative expenses.

  Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011 are as follows:

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
Revenue	$104,921	$48,803
Cost of goods sold	50,959	-
Selling, general and administrative	176,833	192,599
Related party service agreement	180,000	33,000
Impairment of license agreements	-	20,000
Depreciation and amortization	17,310	2,532
Total costs and expenses	425,102	248,131
Other expense - interest expense	5,000	-
Gain on license termination	(55,329)	(42,305)
Net Loss	$(370,510)	$(241,633)

For the nine months ended September 30, 2012, we had $104,921 in revenue compared to $48,803 for the nine months ended September 30, 2011.  The increase of $56,118 or 114% was primarily due to increase in revenue from our game licenses.  For the nine months ended September 30, 2012, our selling, general and administrative expenses of $176,833 consisted of $68,700 in professional fees, $55,665 in rental expense and $23,940 in travel expense. For the nine months ended September 30, 2011, our selling, general and administrative expenses of $192,599 consisted primarily of $72,801 in professional fees and $34,278 of rent expense.

Net Loss

Our Net Loss for the nine months ended September 30, 2012 was $370,510 compared to $241,633 for the nine months ended September 30, 2011.  The increase of $128,877 was primarily due to an increase in related third party agreements.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

 During the nine months ended September 30, 2012, our online games business segment generated $104,921 in total revenues.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

	As of September 30, 2012	As of December 31, 2012	Change
Cash	$7,490	$5,415	$2,075
Accounts receivable	61,180	-	61,180
Total current assets	68,670	5,415	63,255
Property and equipment, net of accumulated depreciation of $7,602 and $4,982	2,877	5,497	(2,620)
License Agreements, net of accumulated amortization of $16,878 and $2,188	113,622	98,312	15,310
Prepaid Royalties	10,000	30,000	(20,000)
Deposits	6,000	6,000	-
Total assets	201,169	145,224	55,945
Accrued expenses and accounts payable	755,377	649,238	106,139
Due to affiliate under service agreement	428,250	291,000	137,250
Advances from affiliate	134,556	114,556	20,000
Loans payable	1,316,800	1,153,734	163,066
Total Current Liabilities	2,634,983	2,208,528	426,455

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2012, we had a net loss of $370,510 compared to $241,633 for the nine months ended September 30, 2011. This was offset by depreciation and amortization of $17,310, a gain on the disposal of license agreements of $5,000, an increase in accounts receivable of $61,180, an increase in amounts due to affiliate under service agreement of $137,250, and an increase in accrued expenses of $106,139, for total cash used in our operating activities of $175,991.

  Investments

We had $5,000 invested in cash used in investment activities for the nine months ended September 30, 2012, which relates to the proceeds from termination of a license agreement of $35,000 and the acquisition of a new license agreement of $40,000.

            We had $1,977 invested in cash used in investment activities for the nine months ended September 30, 2011, which relates to the purchase of property and equipment.

Financing

Our cash flows from financing activities totaled $183,066, from 167,500 in loan proceeds offset by 4,434 from repayment of our loan and $0 repaid to Joytoto Korea.

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

Valuation of License Agreements

During 2010, the Company acquired license agreements for 16 online games for use in South Korea.  These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non-refundable deposit on one of the licenses.  The Company paid $73,750 of these fees as of September 30, 2012 and will pay the remaining fees of $81,750 when the games are launched commercially.  Each license also has a royalty fee which varies for each license.  Future royalties will be offset against the $30,000 prepayment.   The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

  During 2012, the Company acquired an additional license agreement for $40,000.  The game launched commercially in South Korea in July 2012. This license agreement has a term of 2 years. The Company engaged with Browsergames Co., Ltd., a Korean company to support and service the game and is required to pay the Company 29% of gross sales. As of September 30, 2012 the Company billed 29% or $61,181.

In March of 2012, the Company entered into a termination agreement relating to one of the licenses. The Company received $35,000, plus value added tax, to terminate a license with a carrying value of $10,000 and related deposit of $20,000.

  Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.  For one of the games launched commercially, the Company has engaged with Browsergames Co., Ltd. (“Browsergames”),a Korean Company, to support and maintain the online game, and collect payments from customers.  Under this agreement, Browsergames is required to pay the Company 29% of gross sales.  The Company recognizes the 29% of gross sales it receives from Browsergames as revenue in the period to which it relates.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

101**
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Pollex, Inc.

Dated: November 19, 2012	By:	/s/ Seong Yong Cho
Seong Yong Cho
Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: Chief Financial Officer (Principal Financial and Accounting Officer)