Form 10-K
period 2012-12-31
Pollex, Inc.
filed 2013-04-16
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-49933

POLLEX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4886472 (I.R.S. Employer Identification No.)

2005 De La Cruz Blvd. Suite 142 Santa Clara, CA (Address of principal executive offices)	95050 (Zip Code)

Registrant’s telephone number, including area code (408) 350-7340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $90,185 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2013, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

 Products and Services

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $160,808 for the fiscal year ended December 31, 2012.

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

Online Games

As of December 31, 2012, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2013.

For the game licenses, the Company was required to pay aggregate license fees of $210,500, ranging from $0 to $30,000 per game.  For two games, the Company was required to prepay $30,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

During 2012, the Company entered into two of the above license agreements for 2-3 years for a total of $110,000, of which $75,000 was paid. One of these games was launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

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

Customer Service

We focus on retention of our current subscribers and believe our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We utilize frequent communication and feedback from our subscribers to continually improve our website and our service. Our subscribers can communicate with our customer service representatives by email and by telephone. We focus on eliminating the need for customer support calls by automating certain self-service features on our website.

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

Distribution

As our game licenses are distributed as free-to-play, there is no need for brick and mortar distribution channels. We will be distributing our games through online marketing channels, digital distribution outlets, PC gaming portals, social media sites to increase our core audience. Usage of online marketing tools such as pay per click and pay per view advertising on online channels and platforms will be used to grow and maintain our current user base.

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

Employees

As of April 16, 2013, we have one employee, which is full time.

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

We may face claims for damages as a result of defects or failures in the products we intend to develop, or which we have developed for value-added resellers. Our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

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

We have licensed, or will license, from third parties, certain intellectual properties necessary to service games in a region or territory of agreement. In return for the use of their technology, we have paid or agreed to pay, or will agree to pay the licensor, certain fees and royalties based on sales of the product. If these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms, our business could be negatively impacted.

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

As a result of our intended foreign sales and locations, and our relationships with foreign suppliers and potential foreign customers, our operations may be subject to a variety of risks that are specific to international operations, including the following:

●	import and export regulations that could erode profit margins or restrict exports;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	potential restrictions on transfers of funds;
●	foreign currency fluctuations;
●	import and export duties and value-added taxes;
●	transportation delays and interruptions;
●	uncertainties arising from local business practices and cultural considerations; and
●	potential military conflicts and political risks.

While we intend to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, we cannot ensure that such measures will be adequate.

When we make acquisitions, we may not be able to successfully integrate them or attain the anticipated benefits.

We may, in the future, acquire other businesses that are synergistic with ours. If we are unsuccessful in integrating our acquisitions, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive , who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our December 31, 2012 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our common stock is traded on the OTCQB which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTCQB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC:BB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $627,661 and $582,072 in 2012 and 2011, respectively, and accumulated deficit of $139,570,946 at December 31, 2012 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

            Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments; and
●	economic and other external factors.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company leases approximately 1,021 square feet of office space in Santa Clara, California, for $1,250 per month pursuant to the terms of a two (2) year lease agreement commencing September 5, 2012 and ending September 30, 2014.

ITEM 3 - LEGAL PROCEEDINGS

                The Company is not a party to any legal proceedings

ITEM 4 – MINE SAFETY DISCLOSURES.

Not Applicable.

  PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB.  Our common stock has traded under the symbol PLLX since October 24, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2011	First Quarter	$0.05	$0.0031
	Second Quarter	$0.70	$0.02
	Third Quarter	$0.07	$0.022
	Fourth Quarter	$0.085	$0.02

2012	First Quarter	$0.07	$0.016
	Second Quarter	$0.085	$0.021
	Third Quarter	$0.135	$0.026
	Fourth Quarter	$0.20	$0.032

Our transfer agent is Corporate Stock Transfer.

As of April 16, 2013, the number of holders of record of shares of our common stock is 5,121,689.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2012.

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

Year ended December 31, 2012 compared to the Year ended December 31, 2011

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2012 and for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$160,808	$64,768
Cost of goods sold	76,555	-
Selling, general and administrative	225,443	237,739
Related party service agreement	240,000	324,000
Bad debt expense	97,842	-
Impairment of license agreements	53,000	20,000
Depreciation and Amortization	26,413	5,593
Total costs and expenses	719,253	587,332
Other expense	69,216	59,508
Net Loss	$627,661	$582,072

Revenue

Total revenue for the year ended December 31, 2012 was $160,808 compared $64,768 for the year ended December 31, 2011.  The increase of $96,040 or 148% was primarily due to the launch of new games in 2012.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2012 was $225,443 compared $237,739 for the year ended December 31, 2011.  The decrease of $12,296 or 5% was primarily due to a decrease in travel and office expenses.

Related party service agreement

Related party service agreement for the year ended December 31, 2012 was $240,000 compared $324,000 for the year ended December 31, 2011.  The decrease of $84,000 or 26% was primarily due to decrease in the amount of the service agreement due to the related party.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2012 was $26,413 compared $5,593 for the year ended December 31, 2011.  The increase of $20,820 or 372% was primarily due to increased depreciation on computers, office equipment and game licenses.

Interest expense

Interest expense for the year ended December 31, 2012 was $74,216 compared $59,508 for the year ended December 31, 2011.  The increase of $14,708 or 25% was primarily due to increasing interest expenses from amounts owed to debtors.

Impairment expense

At December 31, 2012, the Company determined that license agreements with carrying values of $48,000 and related deposits of $5,000 were impaired due to the non-launching of these games. As such, an impairment loss of $53,000 is reflected in Statement of Operations for the year ended December 31, 2012.

Bad debt expense

The allowance for doubtful accounts represents Management’s best estimate of the amount of probable credit losses. The Company has determined that all amounts billed to the game service provider are uncollectible as none of the amounts had been paid, the Company has granted extended payment terms, and the ultimate collection of the receivables is not certain.

Net Loss

Our Net Loss for the year ended December 31, 2012 was $627,661 compared $582,072 for the year ended December 31, 2011.  The increase of $45,589 or 8% was primarily the impairment of license agreements and bad debt expense

Liquidity and Capital Resources

Introduction

Our primary assets are the online game license agreements and the Exclusive Distributorship Agreement. We have not begun to generate significant revenue from the online game license agreements, and as a result, we have very few current assets. Our cash requirements have been relatively small up to this point, but as our operations increase, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate revenue, but until we can generate enough revenue to sustain our operations.

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license and distributorship agreements.

Sources and Uses of Cash

Operations

Net loss for the year ended December 31, 2012 was $627,661 compared $582,072 for the year ended December 31, 2011.  The increase of $45,589 or 8% was primarily due to the impairment of license agreements and bad debt expense. This was offset by selling, general and administrative costs of $225,443 related party service agreement of $240,000, and depreciation and amortization of $26,413.

Revenue for the year ended December 31, 2012 was $160,808 compared $64,768 for the year ended December 31, 2011.  The increase of $96,040 or 148% was primarily due to the launch of new games in 2012.

Investments

For the year ended December 31, 2012, we invested $75,000, which relates to the acquisition of license agreements of $110,000 offset by license termination of $35,000.

For the year ended December 31, 2011, we invested $1,977, which relates the purchase of property and equipment of $1,977.

Financing

For the year ended December 31, 2012, our cash flows from financing activities totaled $165,566, from $170,000 in loan proceeds offset by the repayment of $4,434 in loans.

For the year ended December 31, 2011, our cash flows from financing activities totaled $238,041, from $359,000 in loan proceeds offset by the repayment of $120,959 in loans and repayment of advances from affiliate.

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

Valuation of License Agreements

In 2007, the Company acquired the following license agreements:

●
On February 23, 2007, Joytoto America Inc., ("JAI") a subsidiary of Joytoto USA Inc., entered into a license agreement with Joytoto Korea, for one game, Pang Pang Terrible, for consideration of $400,000.  The license is for the United States of America territory and is for a term of 3 years.

●
On April 18, 2007, JAI entered into an exclusive North American Master License Agreement with Joytoto Korea and Joyon Korea.  The license gives JAI the exclusive right to the use and commercialization of 4 game titles immediately, and the right to acquire no less than 20 additional game title licenses for no additional consideration.  The term of the agreement is 10 years and allows for two 5 year extensions for additional consideration of $10,000.  Upon execution of the Master License Agreement, Joyon Entertainment Inc., a subsidiary of Joytoto USA Inc., issued Joyon Korea 30,000,000 common shares as consideration.  Prior to the acquisition of the Master License Agreement, JEI had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.1799 per share.  Accordingly, the shares issued for the license were valued at this amount.

●
On June 11, 2007, Joytoto Technologies Inc., ("JTI") a subsidiary of Joytoto USA Inc., entered into an Exclusive Distributorship Agreement with Joytoto Korea.  The agreement provides that JTI has the worldwide, exclusive right to distribute, market, promote and sell Joytoto Korea’s current and future model MP3 player devices.  As consideration for the Exclusive Distributorship Agreement, JEI issued Joytoto Korea 30,000,000 common shares.  Prior to the acquisition of the Exclusive Distributorship Agreement the Company had an independent business valuation performed whereby the Company’s enterprise value was calculated to be $0.3562 per share.  Accordingly, the shares issued for the license agreement were valued at this amount.

●	On June 30, 2010, the Company sold Joyon Entertainment, Inc., and its subsidiaries, Joytoto Technologies Inc. and Joytoto America, Inc.

These license agreements were being amortized over their useful lives ranging from 3 to 10 years. The company periodically evaluates the reasonableness of the useful lives of these intangible assets.  In 2008 and 2009, these licenses were evaluated for impairment as follows:

●
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

●
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

During 2010, the Company entered into license agreements for 16 online games for use in South Korea. These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non-refundable deposit on one of the licenses. The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially. Each license also has a royalty fee which varies for each license. Future royalties will be offset against the $30,000 prepayment. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

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

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010.

During 2012, the Company entered into two additional license agreements for 2-3 years for a total of $110,000, of which $75,000 was paid. One of these games was launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers.  Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the year ended December 31, 2012, the Company billed such 29%, or $97,842.

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

POLLEX, INC.
AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying balance sheet of Pollex, Inc. as of December 31, 2012 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred a net loss of $627,661 in 2012, had negative working capital of $2,831,661 and had an accumulated deficit of $139,570,946 at December 31, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 16, 2013
Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International
www.CowanGunteski.com

	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	Middletown, NJ 07748
& Management Consultants	1715 Highway 35

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying balance sheet of Pollex, Inc. as of December 31, 2011 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $582,072 in 2011, had negative working capital of $2,203,113 and had an accumulated deficit of $138,943,285 at December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

March 30, 2012
Middletown, NJ

POLLEX, INC.

BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,836	$5,415
Accounts receivable, net allowance for doubtful accounts of $97,842 and 0 at December 31, 2012 and 2011, respectively	-	-
Total current assets	3,836	5,415

Property and equipment, net of accumulated
depreciation of $8,475 and $4,982 at December 31, 2012 and 2011, respectively	2,004	5,497

License agreements, net of accumulated
amortization of $25,108 and $2,188 at December 31, 2012 and 2011, respectively	127,392	98,312

OTHER ASSETS:
Prepaid royalty	10,000	30,000
Deposits	1,300	6,000
Total other assets	11,300	36,000

Total Assets	$144,532	$145,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$833,691	$649,238
Amounts due to affiliate under service agreement	567,950	291,000
Advances from affiliate	134,556	114,556
Loans payable	1,299,300	1,153,734

Total Current Liabilities	2,835,497	2,208,528

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 shares issued and outstanding
at December 31, 2012 and 2011, respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,570,946)	(138,943,285)

Total Stockholders’ Deficit	(2,690,965)	(2,063,304)

Total Liabilities and Stockholders’ Deficit	$144,532	$145,224

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2012	2011

REVENUES	$160,808	$64,768

COSTS AND EXPENSES
Cost of services	76,555	-
Selling, general and administrative	225,443	237,739
Related party service agreement	240,000	324,000
Bad debt expense	97,842	-
Impairment of license agreements	53,000	20,000
Depreciation and amortization	26,413	5,593
Total Costs and Expenses	719,253	587,332

OPERATING LOSS	(558,445)	(522,564)

OTHER INCOME (EXPENSE)
Gain on license termination	5,000	-
Interest expense	(74,216)	(59,508)
Total Other Expense	(69,216)	(59,508)

LOSS BEFORE INCOME TAXES	(627,661)	(582,072)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(627,661)	$(582,072)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.12)	$(0.11)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,085,158

See accompanying notes to financial statements.

Pollex, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2011 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	4,955,022	4,953	136,855,028	(138,361,213)	(1,501,232)

Shares issued to cancel debt	166,666	167	19,833	-	20,000
Net loss for the year ended December 31, 2011	-	-	-	(582,072)	(582,072)

Balance, December 31, 2011	5,121,688	5,120	136,874,861	(138,943,285)	(2,063,304)

Net loss for the year ended December 31, 2012	-	-	-	(627,661)	(627,661)

Balance, December 31, 2012	5,121,688	$5,120	$136,874,861	$(139,570,946)	$(2,690,965)

See accompanying notes to consolidated financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,661)	$(582,072)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Gain on license termination	(5,000)	-
Depreciation and amortization	26,413	5,593
Bad debt expense	97,842	-
Impairment of license agreements	53,000	20,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(97,842)	-
(Increase) decrease in deposits	(300)	-
(Increase) decrease in receivable from affiliate	-	1,963
Increase (decrease) in accrued expenses	184,453	21,415
Increase (decrease) in amounts due affiliate under service agreement	276,950	291,000

Net cash used in operating activities	(92,145)	(242,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,977)
Proceeds from termination of license agreement	35,000	-
Acquisition of license agreements	(110,000)	-

Net cash used in investing activities	(75,000)	(1,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	150,000	359,000
Repayment of loan	(4,434)	(61,459)
Advance from affiliate	20,000	-
Repayment of advances from affiliate	-	(59,500)

Net cash provided by financing activities	165,566	238,041

Net increase (decrease) in cash	(1,579)	(6,037)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,415	11,452

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,836	$5,415

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of accounts payable with common stock	$-	$20,000

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Effective August 6, 2010, JEI was dissolved. The Company is determined to focus its business on its Online Games  by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

Operations are now focused in Online Games by acquiring new game licenses to provide commercial service of such games in South Korea and the United States.

The Company is currently operating “The Great Merchant” and 5 other online games which it acquired.  The Company acquired licenses for 15 games for use in South Korea.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $627,661 and $582,072 for the years ended December 31, 2012 and 2011, had negative working capital of $2,831,661 and $2,203,113 at December 31, 2012 and 2011, respectively, and had accumulated deficits of $139,570,946 and $138,943,285 at December 31, 2012 and 2011, respectively.   Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2012

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues from the sale of the Great Merchant, when the game has been played and paid for by the customer. The Company recognizes revenues from the sales of its other online games when the game has been played and the Company invoices the Korean service provider.

Accounts Receivable  and Allowance for Doubtful Accounts.

The allowance for doubtful accounts represents management’s best estimate of the amount of probable credit losses. The Company has determinate that all amounts billed to the game service provider are uncollectible as none of these amounts have been paid, the Company has granted extended payments terms, and the ultimate collection of these receivables is not certain.

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

Advertising Expense

Advertising expenses are included in selling, general and administrative expenses in the Statement of Operations and are expensed as incurred. The Company incurred $723 and $240 in advertising expenses for the years ended December 31, 2012 and 2011, respectively.

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

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

At December 31, 2012 and 2011, the Company had not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2012 and 2011.

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method.

The Company accounts for stock issued for services using the fair value method. The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

NOTE D – FIXED ASSETS

Fixed Assets are comprised of the following:

	December 31,		Estimated
	2012	2011	Useful Life
Computers	$10,479	$10,479	3 years
Accumulated depreciation	(8,475)	(4,982)
	$2,004	$5,497

Depreciation expense was $3,493 and $3,405 for the years ended December 31, 2012 and 2011, respectively.

NOTE E – LICENSE AGREEMENTS

During 2010, the Company acquired license agreements for 16 online games for use in South Korea. These agreements called for a total of $120,500 in license fees, $30,000 in nonrefundable royalty prepayments on two of the licenses and a $5,000 non refundable deposit on one of the licenses. The Company paid $73,750 of these fees during the nine months ended September 30, 2010 and will pay the remaining fees of $81,750 when the games are launched commercially. Each license also has a royalty fee which varies for each license. Future

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE E – LICENSE AGREEMENTS (CONTINUE)

royalties will be offset against the $30,000 prepayment. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

In 2011, the licensor terminated two of these agreements acquired in 2010 due to the licensor’s inability to install and localize the game for the South Korean territory. These licenses cost $20,000, of which $10,000 was paid by the Company. The Company has determined that the possibility of realizing these license agreements or recovering those funds advanced is minimal due to the locality of the licensor in China.  As such, the Company has concluded that these licenses are impaired and has recognized a charge to operations.

Also in 2011, the Company decided to terminate two additional agreements acquired during 2010 due to problems in scheduling the launch dates. The Company did not pay any deposits to acquire the licenses for these two games.

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the years ended December 31, 2012 and 2011, the Company generated revenues of $62,965 and $64,768 from this beta testing.

During 2012, the Company acquired two additional license agreements for 2-3 years for a total of $110,000, of which $75,000 was paid. One of these games was launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the year ended December 31, 2012, the Company billed such 29%, or $97,842.  The Company has not recognized the revenue on these billings as they have not been collected and the Company has concluded that collectability is not reasonably assured.

At December 31, 2012, the Company determined that license agreements with carrying values of $48,000 and related deposits of $5,000 were  impaired since the Company could not project when such games would generate revenues. As such, an impairment loss of $53,000 is reflected in the Statement of Operation for the year ended December 31, 2012

Amortization expense related to those licenses was $22,920 and $2,188 for the years ended December 31, 2012 and 2011, respectively.

NOTE F – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2011, the Company repaid $59,500 in amounts owed to Joytoto Korea. The weighted average amount due to Joytoto Korea was $129,624 and $145,441 for the years ended December 31, 2012 and 2011, respectively.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE F – RELATED PARTY TRANSACTIONS (CONTINUED)

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2012 and 2011, $240,000 and $324,000, respectively, were recognized in the Statement of Operations under this agreement.  The Company also borrowed $36,950 from Gameforyou, Incorporated during the year ended December 31, 2012.  At December 31, 2012 and 2011, $567,950 and $291,000 were due to Gameforyou, Incorporated.

NOTE G – LOANS PAYABLE

The loans payable consists of borrowings from two individual noteholders. The terms of the promissory notes are one year and bears interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty.  During the year ended December 31, 2012, the Company received proceeds of $150,000 and repaid $4,434.  During the year ended December 31, 2011, the Company received proceeds of $359,000 from these borrowings and repaid $61,459.

NOTE H - INCOME TAXES

At December 31, 2012, the Company had an unused net operating loss carryforward of approximately $5,439,000 for income tax purposes, which expires between 2027 and 2032. This net operating loss carryforward may result in future income tax benefits of approximately $1,849,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	1,849,000	1,635,000
Valuation allowance	(1,849,000)	(1,635000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2012	2011
U.S statutory income tax rate	34%	34%
Utilization of net operating loss carryforwards	-	-
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE I- WARRANTS

The following summarizes warrant activity during 2010 and 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2011	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2012	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2012 was 1.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2012 was $0 as the stock price exceeded the exercise price.

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2011 was 2.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2011 was $0 as the stock price exceeded the exercise price

NOTE J – COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2014.  The Company’s made a deposit of $1,300 and the rent payments are $1,250 per month.

The Company was leasing an apartment in Santa Clara, California for use by its former President. The lease was for a term of one year and was through December 31, 2012. The lease payments were $3,300 per month. This lease was not renewed

The minimum future lease commitment on the above leases is $26,250 through September 30, 2014.

Rent expense for the years ended December 31, 2012 and 2011 was $47,644 and $54,365, respectively

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE J – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements:

On March 21, 2011, the Company entered into three year employment agreements with both Seong Yong Cho, to serve as President and Chief Executive Officer, and Seong Sam Cho, to serve as Chief Financial Officer, respectively. Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho would continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreements run through March 21, 2014.  On December 4, 2012, Seong Yong Cho resigned from his position as the Company’s Chief Executive Officer, President and Chairman and Seong Sam Cho was appointed as the Company’s Chief Executive Officer, President and Chairman.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supervision of a Company's principal executive and principal financial officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation, with the participation of our Chief Executive Officer , who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management’s Report On Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

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

  PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Seong Sam Cho	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman

Seong Sam Cho (Sam Cho) , 47, has been the President, Chief Executive Officer and Chairman of the Company since December 4, 2012 and the Chief Financial Officer, Secretary, and a Director since October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
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

Seong Sam Cho, our Chairman, also serves as the Company’s Chief Executive Officer. The Company is actively seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. Mr. Cho is actively involved in oversight of the company’s day to day activities.

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

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Mr. Seong Sam Cho, a director and our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2012.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2012.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

 ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2012 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)		All Other Compensation ($)	Total ($)

Seong Yong Cho	2011	1	--		---	---	---		---	1
Chief Executive Officer, President, and Director (1)	2012	1	--	--	--	--	--		--	1

Seong Sam Cho	2011	1	--		--	--	--		--	1
Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman (2)	2012	1	--	--	--	--		-	--	1

* Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

(1)	Resigned from all positions on December 4, 2012
(2)	Appointed as President, Chief Executive Officer and Chairman on December 4, 2012.

Employment Contracts

On March 21, 2011, the Company entered into three year employment agreements with both Seong Yong Cho, to serve as President and Chief Executive Officer, and Seong Sam Cho, to serve as Chief Financial Officer, respectively. Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho would continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreements run through March 21, 2014.  On December 4, 2012, Seong Yong Cho resigned from his position as the Company’s Chief Executive Officer, President and Chairman and Seong Sam Cho was appointed as the Company’s Chief Executive Officer, President and Chairman.

Other Compensation

 We do not have employment agreements with any of our other employees.

Director Compensation

             We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho (1)(2)	-	-	-	-	-		-	-	-

Seong Sam Cho (1)(3)	-	-	-	-	-	-	-	-	-

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

(2)	Resigned from all positions on December 4, 2012
(3)	Appointed as Chief Executive Officer, President and Chairman on December 4, 2012

  Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 16, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 50% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4)(5) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000	19.5%

Common Stock	Doo Ho Choi	266,666	5.2%

Common Stock	Seong Yong Cho	700,000	13.7%

Common Stock	Seong Sam Cho (2)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (1 persons)	700,000	13.7%

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2012 and 2011, $324,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.  The Company also borrowed $36,950 from Gameforyou, Incorporated during the year ended December 31, 2012.  At December 31, 2012 and 2011, $567,950 and $291,000 were due to Gameforyou, Incorporated

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

    During the year ended December 31, 2011, Meyler & Co., LLC billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

    During the year ended December 31, 2011, Meyler & Co., LLC billed us billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us billed us $0 for professional services for tax preparation.

    During the year ended December 31, 2011, Meyler & Co., LLC billed us billed us $0 for professional services for tax preparation.

All Other Fees

    During the years ended December 31, 2012, Cowan, Gunteski & Co., P.A. did not bill us for any other fees.

    During the years ended December 31, 2011, Meyler & Co., LLC did not bill us for any other fees.

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

Pollex, Inc.

Dated: April 16, 2013	By:	/s/ Seong Sam Cho
Seong Sam Cho
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seong Sam Cho	President, Chief Executive Officer, Chief Financial Officer,	April 16, 2013
Seong Sam Cho	Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)