Form 10-Q
period 2013-03-31
Pollex, Inc.
filed 2013-05-15
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2013, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.
BALANCE SHEETS

	March 31	December 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,225	$3,836
Accounts receivable, net of allowance for doubtful
accounts of $109,511 and $97,842 at
March 31, 2013 and December 31, 2012, respectively	-	-
Total current assets	13,225	3,836

Property and equipment, net of accumulated
depreciation of $9,348 and $8,475, at March 31, 2013
and December 31, 2012, respectively	1,131	2,004

License agreements, net of accumulated
amortization of $33,337 and $25,108, at March 31, 2013
and December 31, 2012, respectively	119,163	127,392

OTHER ASSETS:
Prepaid royalty	10,000	10,000
Deposits	1,300	1,300
Total other assets	11,300	11,300

Total Assets	$144,819	$144,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$817,474	$833,691
Amounts due to affiliate under service agreement	627,950	567,950
Advances from affiliate	194,556	134,556
Loans payable	1,299,300	1,299,300

Total Current Liabilities	2,939,280	2,835,497

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,674,442)	(139,570,946)

Total Stockholders’ Deficit	(2,794,461)	(2,690,965)

Total Liabilities and Stockholders’ Deficit	$144,819	$144,532

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31
	2013	2012

REVENUES	$33,698	$17,920

COSTS AND EXPENSES
Cost of services	9,336	-
Selling, general and administrative	27,865	78,840
Related party service agreement	60,000	60,000
Bad debt expense	11,669	-
Depreciation and amortization	9,102	4,103
Total Costs and Expenses	117,972	142,943

OPERATING LOSS	(84,274)	(125,023)

OTHER INCOME (EXPENSE)
Gain on license termination	-	5,000
Interest expense	(19,222)	(16,857)
Total Other Expense	(19,222)	(11,857)

LOSS BEFORE INCOME TAXES	(103,496)	(136,880)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(103,496)	$(136,880)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,496)	$(136,880)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Gain on license termination	-	(5,000)
Depreciation and amortization	9,102	4,103
Bad debt expense	11,669	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,669)	-
Increase (decrease) in accrued expenses	(16,217)	60,279
Increase (decrease) in amounts due affiliate under service agreement	60,000	10,500

Net cash provided by (used in) operating activities	(50,611)	(66,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of license agreement	-	35,000
Acquisition of license agreements	-	(40,000)

Net cash used in investing activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	-	69,500
Repayment of loan	-	(4,434)
Advance from affiliate	60,000	20,000

Net cash provided by financing activities	60,000	85,066

Net increase in cash and cash equivalents	9,389	13,068

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,836	5,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,225	$18,483

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2012.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $103,496 and $136,880 for the three months ended March 31, 2013 and 2012, respectively, and has an accumulated deficit of $139,674,442 at March 31, 2013. In order to fund future operations, the Company will need to raise capital through the equity markets and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the three months ended March 31, 2013 and 2012, the Company generated revenues of $22,030 and $17,920, respectively, from this beta testing.

The Company has a total of 5 active license agreements that were acquired for use in South Korea. These agreements called for a total of $152,500 in license fees and $10,000 in nonrefundable royalty prepayments.  Each license also has a royalty fee which varies for each license. Future royalties will be offset against the $10,000 prepayment. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

NOTE C – LICENSE AGREEMENTS (CONTINUED)

 The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of gross sales. For the three months ended March 31, 2013, the Company billed such 29%, or $11,668. The Company paid the licensor $9,336 on these games.

Amortization expense related to those licenses was $8,229 and $3,230 for the three months ended March 31, 2013 and 2012, respectively.

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two individual noteholders. The terms of each promissory notes are one year and bears interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to their due date without a prepayment penalty. During the three months ended March 31, 2012, the Company received proceeds of $69,500 from these borrowings and repaid $4,434 of these borrowings. During the three months ended March 31, 2013, no amounts were borrowed or repaid.

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which we are a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the three months ended March 31, 2013 and 2012, the Company received proceeds of $60,000 and $20,000, respectively, from these borrowings.  No amounts were repaid during these periods.

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
March 31, 2013
(UNAUDITED)

NOTE E – RELATED PARTY TRANSACTIONS (CONTINUED)

customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the three months ended March 31, 2013 and 2012, $60,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At March 31, 2013 and December 31, 2012, $687,950 and $567,950, respectively were due to Gameforyou, Incorporated.

NOTE F- EMPLOYMENT AGREEMENTS

On March 21, 2011, the Company entered into three year employment agreements with each of Seong Yong Cho, to serve as President and Chief Executive Officer, and Seong Sam Cho, to serve as Chief Financial Officer, respectively. Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho would continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreements run through March 21, 2014. On December 4, 2012, Seong Yong Cho resigned from his position as the Company’s Chief Executive Officer, President and Chairman and Seong Sam Cho was appointed as the Company’s Chief Executive Officer, President and Chairman.

NOTE G – WARRANTS

Warrant activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2013	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at March 31, 2013 was 1.59 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at March 31, 2013 was $0 as the stock price exceeded the exercise price.

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

Our operations are focused on Online Games. The Company has acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $33,698 for the three months ended March 31, 2013.

As of March 31, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2013.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the three months ended March 31, 2013, the Company billed 29%, or $11,668. The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2013 and for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenue	$33,698	$17,920
Cost of services	9,336	-
Selling, general and administrative	27,865	78,840
Related party service agreement	60,000	60,000
Bad debt expense	11,669	-
Depreciation and amortization	9,102	4,103
Total costs and expenses	117,972	142,943
Other income - gain on license termination	-	5,000
Other expense - interest expense	(19,222)	(16,857)
Net Loss	$103,496	$136,880

For the three months ended March 31, 2013, we generated $33,698 in revenue compared to $17,920 for the three months ended March 31, 2012.  The increase of $15,778 or 88% was primarily due to the revenue earned from the Korean service provider to operate the Company's online games which were launched in 2012.

The costs of services represent the Company's payments to the licensor for the online games which are active.  These games began operating in the third quarter of 2012.

For the three months ended March 31, 2013, our selling, general and administrative expenses of $27,865 consisted primarily of $11,250 in professional fees, $3,798 in rental expense and $7,436 in accounting fees.  For the three months ended March 31, 2012, our selling, general and administrative expenses of $78,840 consisted primarily of $11,250 in professional fees, $12,353 in rental expense and $21,090 in travel expense.  The decrease of $50,975 or 65% was primarily due to less rental expense and less travel expense.

The related party service agreement are for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.  The impairment of the license agreements relates to the cancellation of the game licenses discussed above.

For the three months ended March 31, 2013, we had $117,972 in total costs and expenses compared to $142,943  for the three months ended March 31, 2012.  The decrease of $24,971 or 17% was primarily due to less rental expenses and less travel expenses.

Other Expenses

Other Expenses for the three months ended March 31, 2013 consisted of interest expense of $19,222. Other Expenses for the three months ended March 31, 2012 was $11,857 and consisted of interest expense of $16,857 offset by $5,000 for a gain recognized on the termination of a game.  The increase of $7,365 or 62% was primarily due to increase the gain recognized in 2012.

Net Loss

Our Net Loss for the three months ended March 31, 2013 was $103,496 compared to $136,880 for the three months ended March 31, 2012.  The decrease of $33,384 or 24% was primarily due to less selling, general and administrative costs.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

During the three months ended March 31, 2013, our online games business segment generated $33,698 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2013	As of December 31, 2012	Change
Cash	$13,225	$3,836	$9,389
Accounts receivable, net of allowance for doubtful accounts of $109,511 and $97,842	-	-	-
Total current assets	13,225	3,836	9,389
Property and equipment, net of accumulated depreciation of $9,348 and $8,475	1,131	2,004	(873)
License Agreements, net of accumulated amortization of $33,337 and $25,108	119,163	127,392	(8,229)
Prepaid Royalties	10,000	10,000	0
Deposits	1,300	1,300	0
Total assets	144,819	144,532	287
Accrued expenses and accounts payable	817,474	833,691	(16,217)
Due to affiliate	627,950	567,950	60,000
Advances from affiliate	194,556	134,556	60,000
Loans payable	1,299,300	1,299,300	0
Total Current Liabilities	2,939,280	2,835,497	103,783

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2013 we had a net loss of $103,496 compared to $136,880 for the three months ended March 31, 2012.  This was offset by depreciation and amortization of $9,102, a decrease in accrued expenses of $16,217, an increase in amounts due to affiliate under service agreement of $60,000 and a bad debt expense of $11,669 for total cash used in our operating activities of $50,611.

Investments

We had $0 invested in cash used in investment activities for the three months ended March 31, 2013.

We had $5,000 invested in cash used in investment activities for the three months ended March 31, 2012, which relates to the proceeds from termination of a license agreement of $35,000 and the acquisition of a new license agreement of $40,000.

Financing

Our cash flows from financing activities totaled $60,000 from an advance from an affiliate of $60,000 for the three months ended March 31, 2013.

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

Valuation of License Agreements

As of March 31, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2013.

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

Also in 2011, the Company decided to terminate two of the agreements due to problems in scheduling the launch dates. The Company did not pay any deposits to acquire licenses for these two games

During 2012, the Company entered into two additional license agreements for 2-3 years for a total of $110,000, of which $75,000 was paid. One of these games was launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the three months ended March 31, 2013, the Company billed  29%, or $11,668.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Pollex, Inc.

May 15, 2013
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)