Form 10-Q
period 2013-06-30
Pollex, Inc.
filed 2013-08-15
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2013, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements
POLLEX, INC.
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,000	$3,836
Accounts receivable, net allowance for doubtful
accounts of $126,352 and $97,842 at June 30, 2013
and December 31, 2012, respectively	-	-
Total current assets	23,000	3,836

Property and equipment, net of accumulated
depreciation of $9,739 and $8,475 at June 30, 2013 and
December 31, 2012, respectively	740	2,004

License agreements, net of accumulated
amortization of $41,566 and $25,108, at June 30, 2013
and December 31, 2012, respectively	110,934	127,392

OTHER ASSETS:
Prepaid royalty	10,000	10,000
Deposits	1,300	1,300
Total other assets	11,300	11,300

Total Assets	$145,974	$144,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$847,415	$833,691
Amounts due to affiliate under service agreement	687,950	567,950
Advances from affiliate	228,556	134,556
Loans payable	1,299,300	1,299,300

Total Current Liabilities	3,063,221	2,835,497

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,797,228)	(139,570,946)

Total Stockholders’ Deficit	(2,917,247)	(2,690,965)

Total Liabilities and Stockholders’ Deficit	$145,974	$144,532

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$44,051	$17,172	$77,749	$35,092

COSTS AND EXPENSES
Cost of goods sold	14,491	-	23,827	-
Selling, general and administrative	47,448	49,343	75,313	128,183
Related party service agreement	60,000	60,000	120,000	120,000
Bad debt expense	16,841	-	28,510	-
Depreciation and amortization	8,620	4,103	17,722	8,206
Total Costs and Expenses	147,400	113,446	265,372	256,389

OPERATING LOSS	(103,349)	(96,274)	(187,623)	(221,297)

OTHER INCOME (EXPENSE)
Gain on license termination	-	-	-	5,000
Interest expense	(19,437)	(18,765)	(38,659)	(35,622)
Total Other Expense	(19,437)	(18,765)	(38,659)	(30,622)

LOSS BEFORE INCOME TAXES	(122,786)	(115,039)	(226,282)	(251,919)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(122,786)	$(115,039)	$(226,282)	$(251,919)

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(0.02)	$(0.02)	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the year ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,282)	$(251,919)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Gain on license termination	-	(5,000)
Depreciation and amortization	17,722	8,206
Bad debt expense	28,510	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28,510)	(4,452)
Increase (decrease) in accrued expenses	13,724	63,365
Increase (decrease) in amounts due affiliate under service agreement	120,000	70,500

Net cash used in operating activities	(74,836)	(119,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of license agreement	-	35,000
Acquisition of license agreements	-	(40,000)

Net cash used in investing activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from affiliate	94,000	20,000
Loan proceeds	-	117,500
Repayment of loan	-	(4,434)

Net cash provided by financing activities	94,000	133,066

Net increase in cash	19,164	8,766

CASH AT BEGINNING OF PERIOD	3,836	5,415

CASH AT END OF PERIOD	$23,000	$14,181

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2012.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $226,282 and $251,919 for the six months ended June 30, 2013 and 2012, respectively, and has an accumulated deficit of $139,797,228 at June 30, 2013. In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the six months ended June 30, 2013 and 2012, the Company generated revenues of $48,891 and $35,092, respectively, from this beta testing.

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

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of gross sales. For the six months ended June 30, 2013, the Company billed such 29%, or $28,510.  The Company paid the licensor $23,827 on these games.

Amortization expense related to those licenses was $16,458 and $6,460 for the six months ended June 30, 2013 and 2012, respectively.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two individual noteholders. The term of each promissory note is one year and such notes bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to their due date without a prepayment penalty. During the six months ended June 30 2012, the Company received proceeds of $117,500 from these borrowings and repaid $4,434 of these borrowings. During the six months ended June 30, 2013, no amounts were borrowed or repaid.

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which we are a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the six months ended June 30, 2013 and 2012, the Company received proceeds of $94,000 and $20,000, respectively, from these borrowings. No amounts were repaid during these periods.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the six months ended June 30, 2013 and 2012, $120,000 and $120,000, respectively, were recognized in the Statement of Operations under this agreement. At June 30, 2013 and December 31, 2012, $687,950 and $567,950, respectively were due to Gameforyou, Incorporated.

NOTE F- EMPLOYMENT AGREEMENTS

On March 21, 2011, the Company entered into a three year employment agreement with Seong Sam Cho to serve as Chief Financial Officer.  On December 4, 2012, Seong Sam Cho was appointed as the Company’s Chief Executive Officer, President and Chairman. Pursuant to the term of the employment agreement, Mr. Seong Sam Cho receives an annual salary of $1.00. The employment agreement runs through March 21, 2014.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE G – WARRANTS

Warrant activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2013	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at June 30, 2013 was 1.34 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at June 30, 2013 was $0 as the exercise price exceeded the stock price.

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

Overview

Pollex, Inc., formerly Joytoto USA, Inc., formerly BioStem, Inc. (the “Company,” “we,” and “us”) was incorporated on November 2, 2001, in the State of Nevada, under the name “Web Views Corporation”.

  We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We are determined to focus our efforts on our Online Games business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $44,051 and $77,749 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2013, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the fourth quarter of 2013.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the three and six months ended June 30, 2013, the Company billed 29%, or $28,510 and $16,841, respectively.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2013 and for the three months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Revenue	$44,051	$17,172
Cost of services	14,491	-
Selling, general and administrative	47,488	49,343
Related party service agreement	60,000	60,000
Bad debt expense	16,841	-
Depreciation and amortization	8,620	4,103
Total costs and expenses	147,400	113,446
Other expense - interest expense	19,437	18,765
Net Loss	$122,786	$115,039

For the three months ended June 30, 2013, we generated $44,051 in revenue compared to $17,172 for the three months ended June 30, 2012.  The increase of $26,879 or  157% was primarily due to an increase in online game revenue from the Great Merchant.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

For the three months ended June 30, 2013, our selling, general and administrative expenses of $47,488 consisted primarily of $33,910 in professional fees and $3,788 in rental expense.  For the three months ended June 30, 2012, our selling, general and administrative expenses of $49,343 consisted primarily of $31,245 in professional fees and $9,036 in rental expense.  The decrease of $1,895 or 3.8% was primarily due to decrease in rental expenses.

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

For the three months ended June 30, 2013, we had $147,400 in total costs and expenses compared to $113,446 for the three months ended June 30, 2012.  The increase of $33,954 or 30% was primarily due to increases in cost of goods sold and bad debt expense.

Other Expenses for the three months ended June 30, 2013 consisted of $19,437. Other Expenses for the three months ended June 30, 2012 consisted of $18,765. The increase of $672 or 4% was primarily due to increase in interest expense on loans.

Net Loss

Our Net Loss for the three months ended June 30, 2013 was $122,786 compared to $115,039 for the three months ended June 30, 2012.  The increase of $7,747 or 7% was primarily due to increase in total costs and expenses in cost of goods sold and bad debt expense offset by an increase in revenue.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2013 and for the six months ended June 30, 2012 are as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$77,749	$35,092
Cost of services	23,827	-
Selling, general and administrative	75,313	128,183
Related party service agreement	120,000	120,000
Bad debt expense	28,510	-
Depreciation and amortization	17,722	8,206
Total costs and expenses	265,372	256,389
Other income - gain on license termination	-	5,000
Other expense - interest expense	38,659	35,622
Net Loss	$226,282	$251,919

For the six months ended June 30, 2013, we generated $77,749 in revenue compared to $35,092 for the six months ended June 30, 2012.  The increase of $42,657 or 122% was primarily due to increase in revenue from our online game, The Great Merchant.

For the six months ended June 30, 2013, our selling, general and administrative expenses of $75,313 consisted primarily of $52,596 in professional fees and $7,586 in rental expense.  For the six months ended June 30, 2012, our selling, general and administrative expenses of $128,183 consisted primarily of $51,350 in professional fees, $22,481 in travel expense and $21,388 in rental expense..  The decrease of $52,870 or 41% was primarily due to decrease in travel to South Korea in 2013 and the termination of one of the Company's leases in 2013.

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

For the six months ended June 30, 2013, we had $265,372 in total costs and expenses compared to $256,389 for the six months ended June 30, 2012.  The increase of $8,983 or 4% was primarily due to increase in bad debt expense and cost of services offset by a decrease in selling, general and administrative expenses.

Other Expenses for the six months ended June 30, 2013 consisted of $38,659. Other Expenses for the six months ended June 30, 2012 consisted of interest expense of $35,622 and a gain on license termination of $5,000. The decrease of $8,037or 26% was primarily due to a gain of $5,000 on the termination of a license in 2012.

Net Loss

Our Net Loss for the six months ended June 30, 2013 was $226,282 compared to $251,919 for the six months ended June 30, 2012.  The decrease of $25,637 or 10% was primarily due to increase in revenue.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the online game license agreements.

During the six months ended June 30, 2013, our online games business segment generated $77,749 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of June 30, 2013	As of December 31, 2012	Change
Cash	$23,000	$3,836	$19,164
Accounts receivable, net of allowance for doubtful accounts of $126,352 and $97,842	-	-
Total current assets	23,000	3,836	19,164
Property and equipment, net of accumulated depreciation of $9,739 and $8,475	740	2,004	(1,264)
License Agreements, net of accumulated amortization of $41,566 and $25,108	110,934	127,392	(16,458)
Prepaid Royalties	10,000	10,000	0
Deposits	1,300	1,300	0
Total assets	145,975	144,532	1,442
Accrued expenses and accounts payable	847,415	833,691	13,724
Due to affiliate	687,950	567,950	120,000
Advances from affiliate	228,556	134,556	94,000
Loans payable	1,299,300	1,299,300	0
Total Current Liabilities	3,063,221	2,835,497	227,724

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2013 we had a net loss of $226,282 compared to $251,919 for the six months ended June 30, 2012.  This was offset by depreciation and amortization of $17,722, an increase in accrued expenses of $13,724, an increase in amounts due to affiliate under service agreement of $120,000 for total cash used in our operating activities of $74,836.

Investments

We had $0 invested in cash used in investment activities for the three and six months ended June 30, 2013.

We had $5,000 invested in cash used in investment activities for the six months ended June 30, 2012, which relates to the proceeds from termination of a license agreement of $35,000 and the acquisition of a new license agreement of $40,000.

Financing

For the six months ended June 30, 2013, our cash flows from financing activities totaled $94,000 from an advance from an affiliate of $94,000.

For the six months ended June 30, 2012, our cash flows from financing activities totaled $133,066 from an advance from an affiliate of  $20,000, loan proceed s of $117,500, offset by loan repayments of $4,434..

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

Valuation of License Agreements

As of June 30, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the fourth quarter of 2013.

For the game licenses, the Company was required to pay aggregate license fees of $152,500, ranging from $0 to $30,000 per game.  For one of the  games, the Company was required to prepay $10,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the six months ended June 30, 2013, the Company billed 29%, or $28,510.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

August 14, 2013
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)