Form 10-Q
period 2013-09-30
Pollex, Inc.
filed 2013-11-18
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2013, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements
POLLEX, INC.
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,410	$3,836
Accounts receivable, net allowance for doubtful
doubtful accounts of $135,285 and $97,842 at
September 30, 2013 and December 31, 2012, respectively	-	-
Total current assets	7,410	3,836

Property and equipment, net of accumulated
depreciation of $10,161 and $8,475, at September 30, 2013
and December 31, 2012, respectively	318	2,004

License agreements, net of accumulated amortization of
$49,795 and $25,108 at September 30, 2013 and
December 31, 2012, respectively	102,705	127,392

OTHER ASSETS:
Prepaid royalty	10,000	10,000
Deposits	1,300	1,300
Total other assets	11,300	11,300

Total Assets	$121,733	$144,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$846,708	$833,691
Amounts due to affiliate under service agreement	747,950	567,950
Advances from affiliate	248,156	134,556
Loans payable	1,299,300	1,299,300

Total Current Liabilities	3,142,114	2,835,497

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,900,362)	(139,570,946)

Total Stockholders’ Deficit	(3,020,381)	(2,690,965)

Total Liabilities and Stockholders’ Deficit	$121,733	$144,532

 See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$23,563	$69,829	$101,312	$104,921

COSTS AND EXPENSES
Cost of services	6,891	50,959	30,718	50,959
Selling, general and administrative	22,574	48,650	97,887	176,833
Related party service agreement	60,000	60,000	180,000	180,000
Bad debt expense	8,932	-	37,442	-
Depreciation and amortization	8,651	9,104	26,373	17,310
Total Costs and Expenses	107,048	168,713	372,420	425,102

OPERATING LOSS	(83,485)	(98,884)	(271,108)	(320,181)

OTHER INCOME (EXPENSE)
Gain on license termination	-	-	-	5,000
Interest expense	(19,649)	(19,707)	(58,308)	(55,329)
Total Other Expense	(19,649)	(19,707)	(58,308)	(50,329)

LOSS BEFORE INCOME TAXES	(103,134)	(118,591)	(329,416)	(370,510)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(103,134)	$(118,591)	$(329,416)	$(370,510)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.07)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,668	5,121,688	5,121,668	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,416)	$(370,510)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Gain on license termination	-	(5,000)
Depreciation and amortization	26,373	17,310
Bad debt expense	37,442	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(37,442)	(61,180)
Increase (decrease) in accrued expenses	13,017	106,139
Increase (decrease) in amounts due affiliate under service agreement	180,000	137,250

Net cash used in operating activities	(110,026)	(175,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of license agreement	-	35,000
Acquisition of license agreements	-	(40,000)

Net cash used in investing activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Affiliate	113,600	20,000
Loan proceeds	-	167,500
Repayment of loan	-	(4,434)

Net cash provided by financing activities	113,600	183,066

Net increase in cash	3,574	2,075

CASH AT BEGINNING OF PERIOD	3,836	5,415

CASH AT END OF PERIOD	$7,410	$7,490

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	-	-
Cash paid for taxes	-	-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2012.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $329,416 and $370,510 for the nine months ended September 30, 2013 and 2012, respectively, and has an accumulated deficit of $139,900,362 at September 30, 2013.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the nine months ended September 30, 2013 and 2012, the Company generated revenues of $63,521 and $43,741, respectively, from this beta testing.

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

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of gross sales. For the nine months ended September 30, 2013, the Company billed such 29%, or $37,443.  For the nine months ended September 30, 2013, the Company was billed $30,718 by the licensor on these games.

Amortization expense related to those licenses was $24,687 and $8,230 for the nine months ended September 30, 2013 and 2012, respectively.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE D – LOANS PAYABLE

The loans payable consists of borrowings from two individual noteholders. The terms of each promissory note is one year and bears interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to their due date without a prepayment penalty. During the nine months ended September 30, 2012, the Company received proceeds of $167,500 from these borrowings and repaid $4,434 of these borrowings. During the nine months ended September 30, 2013, no amounts were borrowed or repaid.

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the nine months ended September 30, 2013 and 2012, the Company received proceeds of $113,600 and $20,000, respectively, from these borrowings. No amounts were repaid during these periods.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the nine months ended September 30, 2013 and 2012, $180,000 and $180,000, respectively, were recognized in the Statement of Operations under this agreement. At September 30, 2013 and December 31, 2012, $747,950 and $567,950, respectively were due to Gameforyou, Incorporated.

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

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE G – WARRANTS

Warrant activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2013	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at September 30, 2013 was 1.09 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at September 30, 2013 was $0 as the exercise price exceeded the stock price.

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

             Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $23,563 and $101,312 for the three and nine months ended September 30, 2013, respectively.

  As of September 30, 2013, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the fourth quarter of 2013.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the three and nine months ended September 30, 2013, the Company billed 29%, $20,602 and $37,443, respectively.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

 Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2013 and for the three months ended September 30, 2012 are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Revenue	$23,563	$68,829
Cost of goods sold	6,891	50,959
Selling, general and administrative	22,574	48,650
Related party service agreement	60,000	60,000
Bad debt expense Depreciation and amortization	8,932 8,651	- 9,104
Total costs and expenses	107,048	168,713
Other expense - interest expense	(19,649)	(19,707)
Net Loss	$103,134	$118,591

For the three months ended September 30, 2013, we generated $23,563 in revenue compared to $68,829 for the three months ended September 30, 2012.  The decrease of $45,266 or 66% was primarily due to less revenue generated from our online games.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

            For the three months ended September 30, 2013, our selling, general and administrative expenses of $22,574 consisted primarily of $7,500 in professional fees and $3,750 in rental expense.  For the three months ended September 30, 2012, our selling, general and administrative expenses of $48,650 consisted primarily of $11,350 in professional fees and $12,889 in rental expense.  The decrease of $26,076 or 54% was primarily due to less professional fees and rental expense.

 The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

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

 For the three months ended September 30, 2013, we had $107,048 in total costs and expenses compared to $168,713 for the three months ended September 30, 2012.  The decrease of $61,665 or 37% was primarily due to decreased costs in our selling, general and administrative fees.

Other Expenses for the three months ended September 30, 2013 consisted of $19,649. Other Expenses for the three months ended September 30, 2012 consisted of $19,707. The decrease of $58 or 1% was primarily due to no change in our interest expense.

Net Loss

 Our Net Loss for the three months ended September 30, 2013 was $103,134 compared to $118,591 for the three months ended September 30, 2012.  The decrease of $15,457 or 13% was primarily due to less selling, general and administrative fees and less costs of goods sold.

 Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012 are as follows:

	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
Revenue	$101,312	$104,921
Cost of services	30,718	50,959
Selling, general and administrative	97,887	176,833
Related party service agreement	180,000	180,000
Bad debt expense	37,442	-
Depreciation and amortization	26,373	17,310
Total costs and expenses	372,420	425,102
Other income – gain on license termination		5,000
Other expense - interest expense	(58,308)	(53,329)
Net Loss	$(329,416)	$(370,510)

For the nine months ended September 30, 2013, we generated $101,312 in revenue compared to $104,921 for the nine months ended September 30, 2012.  The decrease of $3,609 or 3% was primarily due to less revenue generated from our online games.

For the nine months ended September 30, 2013, our selling, general and administrative expenses of $97,887 consisted primarily of $33,750 in professional fees and $11,336 in rental expense.  For the nine months ended September 30, 2012, our selling, general and administrative expenses of $176,833 consisted primarily of $68,700 in professional fees, $23,940 in travel expense and $55,665 in rental expense.  The decrease of $78,946 or 45% was primarily due to was primarily due to less professional fees and rental expense.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

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

 For the nine months ended September 30, 2013, we had $372,420 in total costs and expenses compared to $425,102 for the nine months ended September 30, 2012.  The decrease of $52,682 or 12% was primarily due to decreased costs in our selling, general and administrative fees.

Other Expenses for the nine months ended September 30, 2013 consisted of $58,308. Other Expenses for the nine months ended September 30, 2012 consisted of interest expense of $53,329 and a gain on license termination of $5,000. The decrease of $21 or 1% was primarily due to decreased costs in our selling, general and administrative fees.

Net Loss

 Our Net Loss for the nine months ended September 30, 2013 was $329,416 compared to $370,510 for the nine months ended September 30, 2012.  The decrease of $41,094 or 11% was primarily due to decreased costs in our selling, general and administrative fees.

Liquidity and Capital Resources

 Introduction

 Our primary assets are cash and the online game license agreements.

During the nine months ended September 30, 2013, our online games business segment generated $101,312 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of September 30, 2013	As of December 31, 2012	Change
Cash	$7,410	$3,836	$3,574
Accounts receivable, net of allowance for doubtful accounts of $135,285 and $97,842	-	-
Total current assets	7,410	3,836	3,574
Property and equipment, net of accumulated depreciation of $10,161 and $8,475	318	2,004	(1,686)
License Agreements, net of accumulated amortization of $49,795 and $25,108	102,705	127,392	(24,687)
Prepaid Royalties	10,000	10,000	0
Deposits	1,300	1,300	0
Total assets	121,733	144,532	(22,799)
Accrued expenses and accounts payable	846,708	833,691	13,017
Due to affiliate under service agreement	747,950	567,950	180,000
Advances from affiliate	248,156	134,556	113,600
Loans payable	1,299,300	1,299,300	0
Total Current Liabilities	3,142,114	2,835,497	306,617

 Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2013 we had a net loss of $329,416 compared to $370,510 for the nine months ended September 30, 2012.  This was offset by depreciation and amortization of $24,687, an increase in accrued expenses of $13,017, an increase in amounts due to affiliate under service agreement of $180,000 for total cash used in our operating activities of $110,026.

 Investments

We had $0 invested in cash used in investment activities for the three and nine months ended September 30, 2013.

We had $5,000 invested in cash used in investment activities for the nine months ended September 30, 2012, which relates to the proceeds from termination of a license agreement.

 Financing

For the nine months ended September 30, 2013, our cash flows from financing activities totaled $113,600 from an advance from an affiliate.

For the nine months ended September 30, 2012, our cash flows from financing activities totaled $183,066 from an advance from an affiliate of $20,000, loan proceeds of $167,500, offset by loan repayments of $4,434.

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

 Valuation of License Agreements

As of September 30, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the fourth quarter of 2013.

For the game licenses, the Company was required to pay aggregate license fees of $152,500, ranging from $0 to $30,000 per game.  For one of the games, the Company was required to prepay $10,000 in non-refundable deposits which can be used for future commission payments.  For one game, the Company was required to make a $5,000 non-refundable deposit.

 The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the nine months ended September 30, 2013, the Company billed 29%, or $37,433.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

101
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

November 18, 2013
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)