Form 10-K
period 2013-12-31
Pollex, Inc.
filed 2014-04-07
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $36,074 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 7, 2014, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

Pollex, Inc.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

 Products and Services

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $120,678 for the fiscal year ended December 31, 2013.

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

Online Games

As of December 31, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2014.

For the game licenses, the Company was required to pay aggregate license fees of $122,500, ranging from $0 to $30,000 per game.

During 2012, the Company entered into two of the above license agreements for 2-3 years for a total of $110,000, of which $75,000 was paid. One of these games was launched commercially. Under the license agreements, the Company is required to pay the licensor 24% of gross sales. The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the year ended December 31, 2013 the Company billed 29% or $41,055.

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

Word-of-mouth referrals.    We believe that we have developed a loyal customer base, and new customers frequently indicate they have heard about us from current customers.

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

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to, current reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q. You may read and copy these reports, statements or other information filed by us in the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the Website maintained by the SEC at  www.sec.gov .

Employees

As of April 7, 2014, we have one employee, who is full time.

ITEM 1A - RISK FACTORS

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with growth within our industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we develop is very competitive and subject to rapid technological change. The prices for our products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. Further, our margins will be lower in certain geographic markets and certain parts of our business than in others. For example, the products we intend to sell in the Asian markets tend to have lower profit margins than in the United States. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on us.

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

Our non-U.S. sales and relationships may represent a significant portion of our sales, and consequently, we may be exposed to risks associated with operating internationally.

  As a result of our intended foreign sales and our relationships with foreign suppliers and potential foreign customers, our operations may be subject to a variety of risks that are specific to international operations, including the following:

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our December 31, 2013 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the OTCQB under the symbol “PLLX”. An investment in our common stock currently is illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

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

Our common stock is currently traded on the OTCQB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCQB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $322,888 and $627,661 in 2013 and 2012, respectively, and accumulated deficit of $139,893,834 at December 31, 2013 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2013	First Quarter	$0.06	$0.02
	Second Quarter	$0.05	$0.02
	Third Quarter	$0.42	$0.03
	Fourth Quarter	$0.08	$0.03

2012	First Quarter	$0.07	$0.016
	Second Quarter	$0.085	$0.021
	Third Quarter	$0.135	$0.026
	Fourth Quarter	$0.20	$0.032

Our transfer agent is Corporate Stock Transfer.

As of April 7, 2014, the number of holders of record of shares of our common stock is 32.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2013.

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

Year ended December 31, 2013 compared to the Year ended December 31, 2012

Revenues, Expenses and Loss from Operations

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the year ended December 31, 2013 and for the year ended December 31, 2012 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$120,678	$160,808
Cost of Services	33,977	76,555
Selling, general and administrative	130,265	225,443
Related party service agreement	240,000	240,000
Bad debt expense (recovery)	(97,842)	97,842
Impairment of license agreements	19,996	53,000
Depreciation and Amortization	39,212	26,413
Total costs and expenses	365,608	719,253
Other expense	(77,958)	(69,216)
Net Loss	$(322,888)	$(627,661)

Revenue

Total revenue for the year ended December 31, 2013 was $120,678 compared to $160,808 for the year ended December 31, 2012.  The decrease of $40,130 or 25% was primarily due a decrease in revenue from our online games.

Selling, General and Administrative

General and Administrative expenses for the year ended December 31, 2013 was $130,265 compared to $225,443 for the year ended December 31, 2012.  The decrease of $95,178 or 42% was primarily due to a decrease in general office expenses.

Related party service agreement

Related party service agreement for the year ended December 31, 2013 was $240,000 compared to $240,000 for the year ended December 31, 2012.  There was no change between the two periods.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2013 was $39,212 compared to $26,413 for the year ended December 31, 2012.  The increase of $12,799 or 49% was primarily due to increased depreciation on our computers, office equipment and game licenses.

Interest expense

Interest expense for the year ended December 31, 2013 was $77,958 compared to $74,216 for the year ended December 31, 2012.  The increase of $3,742 or 5% was primarily due to increased interest on our loans.

Impairment expense

At December 31, 2013, the Company determined that license agreements and related deposits with carrying values of $19,996 were impaired due to the non-launching of these games. As such, an impairment loss of $19,996 is reflected in Statement of Operations for the year ended December 31, 2013.

Bad debt expense

The allowance for doubtful accounts represents Management’s best estimate of the amount of probable credit losses. In 2012, the Company determined that all amounts billed to the game service provider are uncollectible as none of the amounts had been paid, the Company has granted extended payment terms, and the ultimate collection of the receivables is not certain.  In 2013, one of the Company's lenders agreed to assume the receivables of the Company relating to the Korean service provider.  As such, the 2012 and 2013 receivables from the Korean service provider were offset against this loan.

Net Loss

Our Net Loss for the year ended December 31, 2013 was $322,888 compared to $627,661 for the year ended December 31, 2012.  The decrease of $304,773 or 49% was primarily due to a decrease in bad debt expenses and less costs and expenses.

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

Sources and Uses of Cash

Operations

Net loss for the year ended December 31, 2013 was $322,888 compared $627,661 for the year ended December 31, 2012.  The decrease of $304,773 or 49% was primarily due to a decrease in bad debt and operating expenses. This was offset by selling, general and administrative costs of $130,265 related party service agreement of $240,000, and depreciation and amortization of $39,212.

Revenue for the year ended December 31, 2013 was $120,678 compared to $160,808 for the year ended December 31, 2012.  The decrease of $40,130 or 25% was primarily due to a decrease in revenue from our online games.

Investments

For the year ended December 31, 2013, we did not make any investments.

For the year ended December 31, 2012, we invested $75,000, which relates to the acquisition of license agreements of $110,000 offset by license termination of $35,000.

Financing

For the year ended December 31, 2013, our cash flows from financing activities totaled $127,300, from $129,300 in loan proceeds offset by the repayment of $2,000 in advance from affiliate.

For the year ended December 31, 2012, our cash flows from financing activities totaled $165,566, from $150,000 in loan proceeds offset by the repayment of $4,434 in loans and repayment of advances from affiliate.

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

Valuation of License Agreements

As of December 31, 2013, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2014.

For the game licenses, the Company was required to pay aggregate license fees of $122,500, ranging from $0 to $30,000 per game.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the years ended December 31, 2013 and 2012, the Company billed 29%, or $41,055 and $97,842, respectively.

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

POLLEX, INC.
AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pollex, Inc.
Santa Clara, CA

We have audited the accompanying balance sheets of Pollex, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013.  Pollex, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $322,888 and $627,661 in 2013 and 2012, and had negative working capital of $3,095,341 and accumulated deficit of $139,893,834 at December 31, 2013.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 7, 2014
Tinton Falls, New Jersey

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949
Member of CPAmerica International
Auditors of SEC Registrants under the PCAOB
www.CowanGunteski.com

POLLEX, INC.
 BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,745	$3,836
Accounts receivable, net of allowance for doubtful
doubtful accounts of $0 and $97,842 at
December 31, 2013 and 2012, respectively	-	-
Total current assets	4,745	3,836

Equipment net of accumulated
depreciation of $10,291 and $8,475, at December 31, 2013
and 2012, respectively	188	2,004

License agreements, net of accumulated amortization of
$42,500 and $25,108 at December 31, 2013 and
2012, respectively	80,000	127,392

OTHER ASSETS:
Prepaid royalty	-	10,000
Deposits	1,300	1,300
Total other assets	1,300	11,300

Total Assets	$86,233	$144,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$835,406	$833,691
Amounts due to affiliate under service agreement	771,000	531,000
Advances from affiliate	333,277	171,506
Loans payable	1,160,403	1,299,300

Total Current Liabilities	3,100,086	2,835,497

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at December 31, 2013 and 2012, respectively	5,120	5,120
Additional paid-in capital	136,874,861	136,874,861
Accumulated deficit	(139,893,834)	(139,570,946)

Total Stockholders’ Deficit	(3,013,853)	(2,690,965)

Total Liabilities and Stockholders’ Deficit	$86,233	$144,532

 See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2013	2012

REVENUES	$120,678	$160,808

COSTS AND EXPENSES
Cost of services	33,977	76,555
Selling, general and administrative	130,265	225,443
Related party service agreement	240,000	240,000
Bad debt expense (recovery)	(97,842)	97,842
Impairment of license agreements	19,996	53,000
Depreciation and amortization	39,212	26,413
Total Costs and Expenses	365,608	719,253

OPERATING LOSS	(244,930)	(558,445)

OTHER INCOME (EXPENSE)
Gain on license termination	-	5,000
Interest expense	(77,958)	(74,216)
Total Other Expense	(77,958)	(69,216)

LOSS BEFORE INCOME TAXES	(322,888)	(627,661)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(322,888)	$(627,661)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.06)	$(0.12)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2012 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	5,121,688	$5,120	$136,874,861	$(138,943,285)	$(2,063,304)

Net loss for the year ended December 31, 2012	-	-	-	(627,661)	(627,661)

Balance, December 31, 2012	5,121,688	5,120	136,874,861	(139,570,946)	(2,690,965)

Net loss for the year ended December 31, 2013	-	-	-	(322,888)	(322,888)

Balance, December 31, 2013	5,121,688	$5,120	$136,874,861	$(139,893,834)	$(3,013,853)

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322,888)	$(627,661)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Gain on license termination	-	(5,000)
Depreciation and amortization	39,212	26,413
Bad debt expense (recovery)	(97,842)	97,842
Impairment of license agreements	19,996	53,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(41,055)	(97,842)
(Increase) decrease in deposits	-	(300)
Increase (decrease) in accrued expenses and accounts payable	36,186	184,453
Increase (decrease) in amounts due affiliate under service agreement	240,000	240,000

Net cash used in operating activities	(126,391)	(129,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of license agreement	-	35,000
Acquisition of license agreements	-	(110,000)

Net cash used in investing activities	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	129,300	56,950
Repayment of advance from affiliate	(2,000)	-
Loan proceeds	-	150,000
Repayment of loan	-	(4,434)

Net cash provided by financing activities	127,300	202,516

Net increase (decrease) in cash	909	(1,579)

CASH AT BEGINNING OF YEAR	3,836	5,415

CASH AT END OF YEAR	$4,745	$3,836

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Payment of accrued expenses by affiliate	$34,471	$-
Assumption of accounts receivable by lender	$138,897	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $322,888 and $627,661 for the years ended December 31, 2013 and 2012, respectively,had negative working capital of $3,095,341 at December 31, 2013 and had an accumulated deficit of $139,893,834 at December 31, 2013.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2013

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

Advertising Expense

Advertising expenses are included in selling, general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $0 and $723 in advertising expenses for the years ended December 31, 2013 and 2012, respectively.

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
December 31, 2013

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.

At December 31, 2013 and 2012, the Company had not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2013 and 2012.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2012 to make then comparable to the presentation for the year ended December 31, 2013.

NOTE D – EQUIPMENT

Equipment is comprised of the following:

	December 31,		Estimated
	2013	2012	Useful Life
Computers	$10,479	$10,479	3 years
Accumulated depreciation	(10,291)	(8,475)
	$188	$2,004

Depreciation expense was $1,816 and 3,493 for the years ended December 31, 2013 and 2012, respectively.

NOTE E – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the years ended December 31, 2013 and 2012, the Company generated revenues of $79,623 and $62,965,respectively, from this beta testing.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE E – LICENSE AGREEMENTS (CONTINUED)

The Company hasacquired license agreements for online games for use in South Korea comprised as follows:

	December 31,		Estimated
	2013	2012	Useful Life
License agreements	$122,500	$152,500	2-3 years
Accumulated amortization	(42,500)	(25,108)
	$80,000	$127,392

Amortization expense was $37,396 and $22,920 for the years ended December 31, 2013 and 2012, respectively.

Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

On March 9, 2012, the Company entered into a termination agreement relating to one of its license agreements. The license agreement had a carrying value of $10,000 and related prepaid revenue of $20,000. As part of the termination, the licensor paid the Company $35,000, plus VAT. The Company recognized a gain of $5,000 on this termination.

On December 31, 2012, the Company determined that license agreements with carrying values of $48,000 and related deposits of $5,000 were impaired since the Company could not project when such games would generate revenues.  As such, an impairment loss of $53,000 is reflected in the Statements of Operations for the year ended December 31, 2012.

On December 31, 2013, the Company determined that license agreements with carrying values of $9,996 and related deposits of $10,000 were impaired since the Company could not project when such games would generate revenues.  As such, an impairment loss of $19,996 is reflected in the Statements of Operations for the year ended December 31, 2013.

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the years ended December 31, 2013 and 2012, the Company billed such 29%, or $41,055 and $97,842, respectively.

At December 31, 2012, the Company established an allowance for doubtful accounts of the $97,842 in game billings as they had not been collected and the Company concluded that collectability was not reasonably assured. At December 31, 2013, a note holder whom the Company originally owed $690,000 (See Note G) agreed to assume the amounts due from the Korea-based service provider, up to $150,000.  As such, the Company reduced the note by $138,897, to reduce the game billing receivable for 2012 and 2013.  The $97,842 in 2012 billings was recognized as bad debt recovery in the Statements of Operations for the year ended December 31, 2013.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE F – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2013 and 2012, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.

For the years ended December 31, 2013 and 2012, the Company also borrowed $129,300 and $36,950, respectively, from Gameforyou, Incorporated. For the year ended December 31, 2013, the Company repaid $2,000 to Gameforyou, Incorporated. At December 31, 2013 and 2012, $333,277 and $171,506 were due to Gameforyou, Incorporated.

NOTE G – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bears interest at an annual rate of 6%. The notes may be repaid at any time prior to its due date without a prepayment penalty.

At December 31, 2013, one of the note holders whom the Company owed $690,000 (See Note E) agreed to assume the amounts due from the Korea-based service provider, up to $150,000.  As such, the Company reduced the note by $138,897, representing the billings for 2012 and 2013.

During the year ended December 31, 2012, the Company received proceeds of $150,000 and repaid $4,434.

NOTE H - INCOME TAXES

At December 31, 2013, the Company had an unused net operating loss carryforward of approximately $5,742,000 for income tax purposes, which expires between 2027 and 2033. This net operating loss carryforward may result in future income tax benefits of approximately $1,952,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	1,952,000	1,849,000
Valuation allowance	(1,952,000)	(1,849,000)
Net deferred tax asset	$-	$-

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE H - INCOME TAXES (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2013	2012
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE I- WARRANTS

The following summarizes warrant activity during 2012 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2011	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2012	946,667	$41.46

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2013	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2013 was 0.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2013 was $0 as the exercise price exceeded the stock price

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2012 was 1.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2012 was $0 as the exercise price exceeded the stock price.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE J – COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2014.  The Company’s made a deposit of $1,300 and the rent payments are $1,250 per month.

The Company was leasing an apartment in Santa Clara, California for use by its former President. The lease was for a term of one year and was through December 31, 2012. The lease payments were $3,300. This lease was not renewed.

The minimum future lease commitment on the above leases is $11,250 through September 30, 2014.

Rent expense for the years ended December 31, 2013 and 2012 was $15,086 and $47,644, respectively

Employment Agreements:

On March 21, 2011, the Company entered into three year employment agreements with both Seong Yong Cho, to serve as President and Chief Executive Officer, and Seong Sam Cho, to serve as Chief Financial Officer, respectively. Pursuant to the terms of the employment agreements, Mr. Seong Yong Cho would continue to serve as President and Chief Executive Officer of the Company for an annual salary of $1.00 and Mr. Seong Sam Cho will continue to serve as Chief Financial Officer of the Company for an annual salary of $1.00. These employment agreementsran through March 21, 2014.  On December 4, 2012, Seong Yong Cho resigned from his position as the Company’s Chief Executive Officer, President and Chairman and Seong Sam Cho was appointed as the Company’s Chief Executive Officer, President and Chairman.

NOTE K – SUBSEQUENT EVENTS

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairmanfor an annual salary of $1.00.

Subsequent to December 31, 2013, the Company received loan proceeds of $40,000 and advances from an affiliate of $16,000, and repaid $22,000 in advances from an affiliate.

Subsequent to December 31, 2013, the Company purchased $20,812 of equipment.

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

We conducted an evaluation, with the participation of our Chief Executive Officer , who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B - OTHER INFORMATION

On March 21, 2014, the Company entered into a three year employment agreement with Seong Sam Cho pursuant to which Mr. Cho will serve as the Company's Chief Executive Officer, in consideration for an annual salary of $1.00.

There are no other events required to be disclosed by the Item.

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

Name	Age	Position(s)

Seong Sam Cho	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman

Seong Sam Cho (Sam Cho), 48, has been the President, Chief Executive Officer and Chairman of the Company since December 4, 2012 and the Chief Financial Officer, Secretary, and a Director since October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2013.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2013.

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

 ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2012 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2013	--	--		---	---	---	---	1
Chief Executive Officer, President, and Director (1)	2012	1	--	--	--	--	--	--	1

Seong Sam Cho	2013	1	--		--	--	--	--	1
Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman (2)	2012	1	--	--	--	--	--	--	1

* Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

(1)	Resigned from all positions on December 4, 2012

(2)	Appointed as President, Chief Executive Officer and Chairman on December 4, 2012.

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

On March 21, 2014, the Company entered into three year employment agreement with Seong Sam Cho to serve as Chief Executive Officer for an annual salary of $1.00.

Other Compensation

 We do not have employment agreements with any of our other employees.

Director Compensation

             We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seong Yong Cho	-	-	-	-	-		-	-	-

  Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 7, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 50% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)
Unless otherwise indicated, based on 5,121,688 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2013 and 2012, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.  The Company also borrowed $127,300 and $171,506 from Gameforyou, Incorporated during the year ended December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, $771,000 and $531,000 were due to Gameforyou, Incorporated.

Subsequent to December 31, 2013, the Company received loan proceeds of $40,000 and advances from an affiliate of $16,000, and repaid $22,000 in advances from an affiliate.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us billed us $0 for professional services for tax preparation.

    During the year ended December 31, 2012, Cowan, Gunteski & Co., P.A. billed us billed us $0 for professional services for tax preparation.

All Other Fees

    During the years ended December 31, 2013, Cowan, Gunteski & Co., P.A. did not bill us for any other fees.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9 (8)	Employment Agreement with Doo Ho Choi dated October 31, 2007

10.10 (9)	Agreement to Manufacture, Supply and Market among Hyundai RFmon Corp and Joytoto USA, Inc. dated February 20, 2008

10.11 (10)	Stock Purchase Agreement

10.12 (11)	Conversion and Release Agreement

10.13 (11)	Employment Agreement with Seong Yong Cho

10.14 (11)	Employment Agreement with Seong Sam Cho

10.15	Employment Agreement with Seong Sam Cho*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2008.
(9)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2009.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 7, 2014	By:	/s/ Seong Sam Cho
Seong Sam Cho
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seong Sam Cho	President, Chief Executive Officer, Chief Financial Officer,	April 7, 2014
Seong Sam Cho	Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)