Form 10-Q
period 2014-03-31
Pollex, Inc.
filed 2014-05-20
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2014, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSET
Cash and cash equivalents	$1,996	$4,745
Total current asset	1,996	4,745

Property and equipment, net of accumulated
depreciation of $10,397 and $10,291, at March 31, 2014 and
December 31, 2013, respectively	82	188

License agreements, net of accumulated amortization of
$47,500 and $42,500 at March 31, 2014 and
December 31, 2013, respectively	75,000	80,000

Other asset- Deposit	1,300	1,300

Total Assets	$78,378	$86,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$843,295	$835,406
Amounts due to affiliate under service agreement	831,000	771,000
Advances from affiliate	316,977	333,277
Loans payable	1,215,799	1,160,403

Total Current Liabilities	3,207,071	3,100,086

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	5,120	5,120
Additional paid-in capital	136,894,861	136,874,861
Accumulated deficit	(140,028,674)	(139,893,834)

Total Stockholders’ Deficit	(3,128,693)	(3,013,853)

Total Liabilities and Stockholders’ Deficit	$78,378	$86,233

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2014	2013

REVENUES	$18,826	$33,698

COSTS AND EXPENSES
Cost of services	586	9,336
Selling, general and administrative	70,806	27,865
Related party service agreement	60,000	60,000
Bad debt expense	-	11,669
Depreciation and amortization	5,106	9,102
Total Costs and Expenses	136,498	117,972

OPERATING LOSS	(117,672)	(84,274)

OTHER EXPENSE
Interest expense	(17,168)	(19,222)
Total Other Expense	(17,168)	(19,222)

LOSS BEFORE INCOME TAXES	(134,840)	(103,496)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(134,840)	$(103,496)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,840)	$(103,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,106	9,102
Bad debt expense	-	11,669
Contributed services	20,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(708)	(11,669)
Increase (decrease) in accrued expenses	7,889	(16,217)
Increase (decrease) in amounts due affiliate under service agreement	60,000	60,000

Net cash used in operating activities	(42,553)	(50,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Acquisition of license agreements	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	23,700	60,000
Repayment of advance from affiliate	(40,000)	-
Loan proceeds	85,000	-
Repayment of loan	(28,896)	-

Net cash provided by financing activities	39,804	60,000

Net increase (decrease) in cash	(2,749)	9,389

CASH AT BEGINNING OF PERIOD	4,745	3,836

CASH AT END OF PERIOD	$1,996	$13,225

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$708	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2013.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $134,840 and $103,496 for the three months ended March 31, 2014 and 2013, respectively, and has an accumulated deficit of $140,028,674 at March 31, 2014.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the three months ended March 31, 2014 and 2013, the Company generated revenues of $18,118 and $22,300, respectively, from this beta testing.

The Company has acquired license agreements for online games for use in South Korea comprised as follows:

	March 31,	December 31,	Estimated
	2014	2013	Useful Life
License agreements	$122,500	$122,500	2-3 years
Accumulated amortization	(47,500)	(42,500)
	$75,000	$80,000

Amortization expense was $5,000 and $2,320 for the three months ended March 31, 2014 and 2013, respectively.

Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.  Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE C – LICENSE AGREEMENTS (Continued)

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of the gross sales on the contracted games. For the three months ended March 31, 2014 and 2013, the Company billed such 29%, or $708 and $11,668, respectively.  For the three months ended March 31, 2014 and 2013, the Company was billed $586 and $9,336, respectively, by the licensor on these games.

At December 31, 2013, a note holder agreed to assume the amounts due from the Korea-based service provider, up to $150,000. As such, the Company reduced the note by $708 and $138,897 at March 31, 2014 and December 31, 2013, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the three months ended March 31, 2014, the Company received proceeds of $23,700 and repaid $40,000. During the three months ended March 31, 2013, the Company received proceeds of $60,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the three months ended March 31, 2014 and 2013, $60,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At March 31, 2014 and December 31, 2013, $831,000 and $771,000, respectively were due to Gameforyou, Incorporated.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty. Of the notes, $1,130,799 are in default at March 31, 2014 and $85,000 are due March 31, 2015.

At December 31, 2013, one of the note holders agreed to assume the amounts due from the Korea-based service provider, up to $150,000. As such, the Company reduced the note by $708 and $138,897 at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the Company received proceeds of $85,000 and repaid $28,896.

NOTE F - INCOME TAXES

At March 31, 2014 and December 31, 2013, the Company had unused net operating loss carryforwards of approximately $5,877,000 and $5,742,000, respectively, for income tax purposes, which expire between 2027 and 2034. The net operating loss carryforwards may result in future income tax benefits of approximately $1,998,000 and $1,952,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,037,000	1,952,000
Valuation allowance	(2,037,000)	(1,952,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	March 31,
	2014	2013
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE G – WARRANTS

Warrant activity for the three months ended March 31, 2014 is as follows:
	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2014	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at March 31, 2014 was 0.59 years and $4.95, respectively. The warrants outstanding had no intrinsic value at March 31,2014.

NOTE F- EMPLOYMENT AGREEMENTS

 On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the three months ended March 31, 2014, the Company recorded $20,000 for the fair value of the services contributed by Seong Sam Cho.

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

             Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $18,118 for the three months ended March 31, 2014.

  As of March 31, 2014, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2014.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the three months ended March 31, 2014, the Company billed 29%, or $708.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in service since 2010.

Revenues, Expenses and Loss from Operations

 Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2014 and for the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenue	$18,826	$33,698
Cost of services	586	9,336
Selling, general and administrative	70,806	27,865
Related party service agreement	60,000	60,000
Bad debt expense	-	11,669
Depreciation and amortization	5,106	9,102
Total costs and expenses	136,498	117,972
Other expense - interest expense	17,168	19,222
Net Loss	$(134,840)	$(103,496)

For the three months ended March 31, 2014, we generated $18,826 in revenue compared to $33,698 for the three months ended March 31, 2013.  The decrease of $14,872 or 44% was primarily due to less revenue generated from our online games.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

            For the three months ended March 31, 2014, our selling, general and administrative expenses of $70,806 consisted primarily of $17,189 in professional fees, $20,000 in contributed services and $20,520 in office expense.  For the three months ended March 31, 2013, our selling, general and administrative expenses of $27,865 consisted primarily of $18,686 in professional fees.  The increase of $22,941or 45% was primarily due to increase in office equipment purchases.

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

 For the three months ended March 31, 2014, we had $136,498 in total costs and expenses compared to $117,972 for the three months ended March 31, 2013.  The increase of $18,526 or 16% was primarily due to less bad debt expense and cost of services, offset by an increase in office expenses.

Other Expenses for the three months ended March 31, 2014 consisted of interest expense of $17,168. Other Expenses for the three months ended March 31, 2013 consisted of interest expense of $19,222. The decrease of $2,054 or 11% was primarily due to decrease in interest expense, due to a decrease in loan balances from March 31,2013.

Net Loss

 Our Net Loss for the three months ended March 31, 2014 was $134,840 compared to $103,496 for the three months ended March 31, 2013.  The decrease of $31,344 or 30% was primarily due to decrease in total costs and expense and less interest expense.

Liquidity and Capital Resources

 Introduction

 Our primary assets are cash and the online game license agreements.

During the three months ended March 31, 2014, our online games business segment generated $18,286 in total revenues while in its commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2014	As of December 31, 2013	Change
Cash	$1,996	$4,745	$(2,749)
Property and equipment, net of accumulated depreciation of $10,397 and $10,291 at March 31, 2014 and December 31, 2013 respectively	82	188	(106)
License Agreements, net of accumulated amortization of $47,500 and $42,500 at March 31, 2014 and December 31, 2013, respectively	75,000	80,000	(5,000)
Deposits	1,300	1,300	0
Total assets	78,378	86,233	(7,855)
Accrued expenses and accounts payable	843,295	835,406	7,889
Due to affiliate	831,000	771,000	60,000
Advances from affiliate	316,977	333,277	(16,300)
Loans payable	1,215,799	1,160,403	55,396
Total Current Liabilities	3,207,071	3,100,086	106,985

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2014 we had a net loss of $134,840 compared to $103,496 for the three months ended March 31, 2013.  This was offset by depreciation and amortization of $5,106 contributed services of $20,000, an increase in accrued expenses of $7,889, an increase in amounts due to affiliate under service agreement of $60,000 for total cash used in our operating activities of $42,553.

 Investments

We had no cash used in investment activities for the three months ended March 31, 2014.

We had no cash used in investment activities for the three months ended March 31, 2013.

 Financing

For the three months ended March 31, 2014, our cash flows from financing activities totaled $39,804 from an advance from an affiliate of $23,700, loan proceeds of $85,000 offset by loan repayments of $28,896 and offset by repayment of advance from affiliate of $40,000.

For the three months ended March 31, 2013, our cash flows from financing activities totaled $60,000 from an advance from an affiliate.

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

 Valuation of License Agreements

As of March 31, 2014, the Company has entered into license agreements for games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially on July 14, 2012.   The remainder of the games are expected to be launched in consecutive succession in the third quarter of 2014.

For the game licenses, the Company was required to pay aggregate license fees of $122,500, ranging from $0 to $30,000 per game.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the three months ended March 31, 2014 and 2013, the Company billed such 29%, or $708 and $11,668, respectively.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

101
The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

May 20, 2014
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)