Form 10-Q
period 2014-06-30
Pollex, Inc.
filed 2014-08-19
CIK 1178377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2014, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements
POLLEX, INC.
BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,292	$4,745
Due from related party	24,795	-

Total Current Assets	54,087	4,745

Property and equipment, net of accumulated
depreciation of $10,479 and $10,291 at June 30, 2014
and December 31, 2013, respectively	-	188

License agreements, net of accumulated
amortization of $0 and $42,500, at June 30, 2014
and December 31, 2013, respectively	-	80,000

Other asset - Deposit	1,300	1,300

Total Assets	$55,387	$86,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$904,957	$835,406
Amounts due to affiliate under service agreement	891,000	771,000
Advances from affiliate	368,477	333,277
Loans payable	1,215,799	1,160,403

Total Current Liabilities	3,380,233	3,100,086
Commitments and Contingencies
Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	5,120	5,120
Additional paid-in capital	136,914,861	136,874,861
Accumulated deficit	(140,244,827)	(139,893,834)

Total Stockholders’ Deficit	(3,324,846)	(3,013,853)

Total Liabilities and Stockholders’ Deficit	$55,387	$86,233

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$16,894	$44,051	$35,720	$77,749

COSTS AND EXPENSES
Cost of goods sold	-	14,491	586	23,827
Selling, general and administrative	78,967	47,448	149,773	75,313
Related party service agreement	60,000	60,000	120,000	120,000
Impairment of license agreements	70,000	16,841	70,000	28,510
Depreciation and amortization	5,082	8,620	10,188	17,722
Total Costs and Expenses	214,049	147,400	350,547	265,372

OPERATING LOSS	(197,155)	(103,349)	(314,827)	(187,623)

OTHER EXPENSE
Interest expense	(18,998)	(19,437)	(36,166)	(38,659)
Total Other Expense	(18,998)	(19,437)	(36,166)	(38,659)

LOSS BEFORE INCOME TAXES	(216,153)	(122,786)	(350,993)	(226,282)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(216,153)	$(122,786)	$(350,993)	$(226,282)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.04)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(350,993)	$(226,282)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	10,188	17,722
Bad debt expense	-	28,510
Impairment of license agreements	70,000
Contributed Service	40,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(708)	(28,510)
(Increase) decrease in receivable from affiliate	(24,795)	-
Increase (decrease) in accrued expenses	69,551	13,724
Increase (decrease) in amounts due affiliate under service agreement	120,000	120,000
Net cash used in operating activities	(66,757)	(74,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Proceeds from termination of license agreement	-	-
Acquisition of license agreements	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	75,200	94,000
Repayment of advance from affiliate	(40,000)	-
Loan proceeds	85,000	-
Repayment of loan	(28,896)	-

Net cash provided by financing activities	91,304	94,000

Net increase in cash	24,547	19,164

CASH AT BEGINNING OF PERIOD	4,745	3,836

CASH AT END OF PERIOD	$29,292	$23,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$708	$-

See accompanying notes to financial statements.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2013.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $350,993 and $226,282 for the six months ended June 30, 2014 and 2013, respectively, and has an accumulated deficit of $140,244,827 at June 30, 2014.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the six months ended June 30, 2014 and 2013, the Company generated revenues of $35,012 and $48,891, respectively, from this beta testing.

The Company has acquired license agreements for online games for use in South Korea.  Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.  Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

During the three months ended June 30, 2014, the Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the license agreements were written off and an impairment of $70,000 was recognized during the three months ended June 30, 2014. The licenses are comprised as follows:

	June 30,	December 31,	Estimated
	2014	2013	Useful Life
License agreements	$-	$122,500	2-3 years
Accumulated amortization	-	(42,500)
	$-	$80,000

Amortization expense was $10,000 and $16,458 for the six months ended June 30, 2014 and 2013, respectively.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE C – LICENSE AGREEMENTS (Continued)

The Company engaged a Korea-based service provider to support and maintain the online game, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of the gross sales on the contracted games. For the six months ended June 30, 2014 and 2013, the Company billed such 29%, or $708 and $28,510, respectively.  For the six months ended June 30, 2014 and 2013, the Company was billed $586 and $23,827, respectively, by the licensor on these games.

At December 31, 2013, a note holder agreed to assume the amounts due from the Korea-based service provider, up to $150,000.  As such, the Company reduced the note by $708 and $138,897 at June 30, 2014 and December 31, 2013, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the six months ended June 30, 2014, the Company received proceeds of $75,200 and repaid $40,000. During the three months ended June 30, 2014, the Company received proceeds of $94,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the six months ended June 30, 2014 and 2013, $120,000 and $120,000, respectively, were recognized in the Statement of Operations under this agreement. At June 30, 2014 and December 31, 2013, $891,000 and $771,000, respectively were due to Gameforyou, Incorporated.

The amount due from a related party of $24,795 represents an amount paid by the Company on behalf of a related party. This amount was repaid to the Company in July 2014.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty. Of the notes, $1,130,799 are in default at June 30, 2014 and $85,000 are due March 31, 2015.

At December 31, 2013, one of the note holders agreed to assume the amounts due from the Korea-based service provider, up to $150,000. As such, the Company reduced the note by $708 and $138,897 at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, the Company received proceeds of $85,000 and repaid $28,896.

NOTE F - INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company had unused net operating loss carryforwards of approximately $5,983,000 and $5,742,000, respectively, for income tax purposes, which expire between 2027 and 2034. The net operating loss carryforwards may result in future income tax benefits of approximately $2,034,000 and $1,952,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,034,000	1,952,000
Valuation allowance	(2,034,000)	(1,952,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	June 30,
	2014	2013
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE G – WARRANTS

Warrant activity for the six months ended June 30, 2014 is as follows:
	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2014	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at June 30, 2014 was 0.34 years and $4.95, respectively. The warrants outstanding had no intrinsic value at June 30, 2014.

NOTE F- EMPLOYMENT AGREEMENTS

 On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the six months ended June 30, 2014, the Company recorded $40,000 for the fair value of the services contributed by Seong Sam Cho.

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

            Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $35,012 for the six months ended June 30, 2014.

As of June 30, 2014, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially on July 14, 2012.

During the three months ended June 30, 2014, the Company decided to  no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States.  As such, the license agreements were written off and an impairment of $70,000 was recognized during the three months ended June 30, 2014.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the six months ended June 30, 2014, the Company billed 29%, or $708.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

 Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2014 and for the three months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Revenue	$16,894	$44,051
Cost of services	-	14,491
Selling, general and administrative	78,967	47,448
Related party service agreement	60,000	60,000
Impairment of license agreements	70,000	16,841
Depreciation and amortization	5,082	8,620
Total costs and expenses	214,049	147,400
Other expense - interest expense	18,998	19,437
Net Loss	$216,153	$122,786

For the three months ended June 30, 2014, we generated $16,894 in revenue compared to $44,051 for the three months ended June 30, 2013.  The decrease of $27,157 or 62% was primarily due to less revenue generated from our online games.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

For the three months ended June 30, 2014, our selling, general and administrative expenses of $78,967 consisted primarily of $40,410 in professional fees, $20,000 in contributed services and $4,730 in rental expense.  For the three months ended June 30, 2013, our selling, general and administrative expenses of $47,448 consisted primarily of $33,910 in professional fees and $3,788 in rental expense.  The increase of $31,519 or 66% was primarily due to increase in professional fees and services contributed by our CEO.

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

For the three months ended June 30, 2014, we had $214,049 in total costs and expenses compared to $147,400 for the three months ended June 30, 2013.  The increase of $66,649 or 45% was primarily due to impairment of license agreement.

Other Expenses for the three months ended June 30, 2014 consisted of $18,998. Other Expenses for the three months ended June 30, 2013 consisted of $19,437. The decrease of $439 or 2% was primarily due to decrease in total costs and expenses.

Net Loss

 Our Net Loss for the three months ended June 30, 2014 was $216,153 compared to $122,786 for the three months ended June 30, 2013.  The increase of $93,367 or 76% was primarily due to impairment of license agreements.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2014 and for the six months ended June 30, 2013 are as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenue	$35,720	$77,749
Cost of services	586	23,827
Selling, general and administrative	149,773	75,313
Related party service agreement	120,000	120,000
Impairment of license agreements	70,000	28,510
Depreciation and amortization	10,188	17,722
Total costs and expenses	350,547	265,372
Other expense - interest expense	36,166	38,659
Net Loss	$350,993	$226,282

For the six months ended June 30, 2014, we generated $35,720 in revenue compared to $77,749 for the six months ended June 30, 2013.  The decrease of $42,029 or 54% was primarily due to less revenue generated from our online games.

For the six months ended June 30, 2014, our selling, general and administrative expenses of $149,773 consisted primarily of $57,599 in professional fees, $40,000 in contributed services, $22,504 in office expenses and $8,480 in rental expense.  For the six months ended June 30, 2013, our selling, general and administrative expenses of $75,313 consisted primarily of $61,775 in professional fees, and $7,586 in rental expense.  The increase of $74,460 or 99% was primarily due to an increase in services contributed by our CEO and office expenses.

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

For the six months ended June 30, 2014, we had $350,547 in total costs and expenses compared to $265,372 for the six months ended June 30, 2013.  The increase of $85,175 or 32% was primarily due to increase in selling, general and administrative costs and license impariment.

Other Expenses for the six months ended June 30, 2014 consisted of $36,166. Other Expenses for the six months ended June 30, 2013 consisted of interest expense of $38,659. The decrease of $2,493 or 6% was primarily due to less interest expenses.

Net Loss

 Our Net Loss for the six months ended June 30, 2014 was $350,993 compared to $226,282 for the six months ended June 30, 2013.  The increase of $124,711 or 55% was primarily due to increase in selling, general and administrative and license impairment offset by lower revenue.

Liquidity and Capital Resources

 Introduction

 Our primary assets are cash and the online game license agreements.

 During the six months ended June 30, 2014, our online games business segment generated $35,012 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

 Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of June 30, 2014	As of December 31, 2013	Change
Cash	$29,292	$4,745	$24,547
Due from related party	24,795	-	24,795
Total current assets	54,087	4,745	49,342
Property and equipment, net of accumulated depreciation of $10,479 and $10,291	-	188	(188)
License Agreements, net of accumulated amortization of $0 and $42,500	-	80,000	(80,000)
Deposits	1,300	1,300	0
Total assets	55,387	86,233	(30,846)
Accrued expenses and accounts payable	904,957	835,406	69,551
Due to affiliate	891,000	771,000	120,000
Advances from affiliate	368,477	333,277	35,200
Loans payable	1,215,799	1,160,403	55,396
Total Current Liabilities	3,380,233	3,100,086	280,147

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2014 we had a net loss of $350,993 compared to $226,282 for the six months ended June 30, 2013.  This was offset by depreciation and amortization of $10,188, an impairment of license agreement of $70,000, an increase in accrued expenses of $32,416, an increase in amounts due to affiliate under service agreement of $69,350 for total cash used in our operating activities of $66,757.

 Investments

We had $0 invested in cash used in investment activities for the three and six months ended June 30, 2014.

We had $0 invested in cash used in investment activities for the three and six months ended June 30, 2013.

 Financing

For the six months ended June 30, 2014, our cash flows from financing activities totaled $91,304 from an advance from an affiliate of $75,200, loan proceeds of $85,000, offset by $40,000 repayments of advance from an affiliate and loan repayments of $4,434.

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

 Valuation of License Agreements

As of June 30, 2014, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially on July 14, 2012.   During the three months ended June 30, 2014, the Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States. As such, the license agreements were written off and an impairment of $70,000 was recognized during the three months ended June 30, 2014.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the three months ended June 30, 2014 and 2013, the Company billed 29%, or $708 and $41,055, respectively.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The loans payable consists of  $1,130,799 note that is in default at June 30, 2014. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

10.1	Game Service Agreement dated July 1, 2013

10.2	Side Letter dated March 26, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

August 19, 2014
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)