Form 10-Q
period 2014-09-30
Pollex, Inc.
filed 2014-11-19
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2014, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

1

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

ITEM 1 Financial Statements

POLLEX, INC. BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,833	$4,745
Due from related party	7,363	-

Total Current Assets	17,196	4,745

Property and equipment, net	-	188

License agreements, net	-	80,000

Other asset - Deposit	1,300	1,300

Total Assets	$18,496	$86,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and accounts payable	$912,203	$835,406
Amounts due to affiliate under service agreement	951,000	771,000
Advances from affiliate	368,477	333,277
Loans payable	1,215,799	1,160,403

Total Current Liabilities	3,447,479	3,100,086

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	5,120	5,120
Additional paid-in capital	136,934,861	136,874,861
Accumulated deficit	(140,368,964)	(139,893,834)

Total Stockholders’ Deficit	(3,428,983)	(3,013,853)

Total Liabilities and Stockholders’ Deficit	$18,496	$86,233

See accompanying notes to financial statements.

POLLEX, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$24,905	$23,563	$60,625	$101,312

COSTS AND EXPENSES
Cost of goods sold	-	6,891	586	30,718
Selling, general and administrative	71,098	22,574	220,871	97,887
Related party service agreement	60,000	60,000	180,000	180,000
Bad debt expense	-	8,932	-	37,442
Impairment of license agreements	-	-	70,000	-
Depreciation and amortization	-	8,651	10,188	26,373
Total Costs and Expenses	131,098	107,048	481,645	372,420

OPERATING LOSS	(106,193)	(83,485)	(421,020)	(271,108)

OTHER EXPENSE
Interest expense	(17,944)	(19,649)	(54,110)	(58,308)
Total Other Expense	(17,944)	(19,649)	(54,110)	(58,308)

LOSS BEFORE INCOME TAXES	(124,137)	(103,134)	(475,130)	(329,416)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(124,137)	$(103,134)	$(475,130)	$(329,416)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.02)	$(0.09)	$(0.06)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(475,130)	$(329,416)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	10,188	26,373
Bad debt expense	-	37,442
Impairment of license agreements	70,000	-
Contributed Service	60,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(708)	(37,442)
(Increase) decrease in receivable from affiliate	(7,363)	-
Increase (decrease) in accrued expenses	76,797	13,017
Increase (decrease) in amounts due affiliate under service agreement	180,000	180,000
Net cash used in operating activities	(86,216)	(110,026)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	75,200	113,600
Repayment of advance from affiliate	(40,000)	-
Loan proceeds	85,000	-
Repayment of loan	(28,896)	-

Net cash provided by financing activities	91,304	113,600

Net increase in cash	5,088	3,574

CASH AT BEGINNING OF PERIOD	4,745	3,836

CASH AT END OF PERIOD	$9,833	$7,410

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$708	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2013.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $475,130 and $329,416 for the nine months ended September 30, 2014 and 2013, respectively, and has an accumulated deficit of $140,368,964 at September 30, 2014.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating the online game, The Great Merchant, in open beta testing in January 2010. During the nine months ended September 30, 2014 and 2013, the Company generated revenues of $59,917 and $63,521, respectively, from this beta testing.

The Company has acquired license agreements for online games for use in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially.  Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games in South Korea, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of the gross sales on the contracted games. For the nine months ended September 30, 2014 and 2013, the Company billed such 29%, or $708 and $37,443, respectively.  For the nine months ended September 30, 2014 and 2013, the Company was billed $586 and $30,718, respectively, by the licensor on these games.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the license agreements were written off and an impairment of $70,000 was recognized during the nine months ended September 30, 2014. The licenses are comprised as follows:

	September 30,	December 31,	Estimated
	2014	2013	Useful Life
License agreements	$-	$122,500	2-3 years
Accumulated amortization	-	(42,500)
	$-	$80,000

Amortization expense was $10,000 and $24,687 for the nine months ended September 30, 2014 and 2013, respectively.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

NOTE C – LICENSE AGREEMENTS (Continued)

At December 31, 2013, a note holder agreed to assume the amounts due from the Korea-based service provider, up to $150,000. As such, the Company reduced the note by $708 and $138,897 at September 30, 2014 and December 31, 2013, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the nine months ended September 30, 2014, the Company received proceeds of $75,200 and repaid $40,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the nine months ended September 30, 2014 and 2013, $180,000 and $180,000, respectively, were recognized in the Statement of Operations under this agreement. At September 30, 2014 and December 31, 2013, $951,000 and $771,000, respectively were due to Gameforyou, Incorporated.

The amount due from a related party of $7,363 represents an amount paid by the Company on behalf of a related party.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty. Of the notes, $1,130,799 are in default at September 30, 2014 and $85,000 are due March 31, 2015.

At December 31, 2013, one of the note holders agreed to assume the amounts due from the Korea-based service provider, up to $150,000. As such, the Company reduced the note by $708 and $138,897 at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, the Company received proceeds of $85,000 and repaid $28,896.

NOTE F - INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company had unused net operating loss carryforwards of approximately $6,087,000 and $5,742,000, respectively, for income tax purposes, which expire between 2027 and 2034. The net operating loss carryforwards may result in future income tax benefits of approximately $2,070,000 and $1,952,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,070,000	1,952,000
Valuation allowance	(2,070,000)	(1,952,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	September 30,
	2014	2013
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE G – WARRANTS

Warrant activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2014	946,667	$41.46

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at September 30, 2014 was 0.09 years and $4.95, respectively. The warrants outstanding had no intrinsic value at September 30, 2014.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE H- EMPLOYMENT AGREEMENTS

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the nine months ended September 30, 2014, the Company recorded $60,000 for the fair value of the services contributed by Seong Sam Cho.

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

   Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $60,625 for the nine months ended September 30, 2014.

  As of September 30, 2014, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.  The Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the nine months ended September 30, 2014, the Company billed 29%, or $708.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

 Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2014 and for the three months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Revenue	$24,905	$23,563
Cost of services	-	6,891
Selling, general and administrative	71,098	22,574
Related party service agreement	60,000	60,000
Bad debt expense	-	8,932
Depreciation and amortization	-	8,651
Total costs and expenses	131,098	107,048
Other expense - interest expense	(17,944)	(19,649)
Net Loss	$(124,137)	$(103,134)

  For the three months ended September 30, 2014, we generated $24,905 in revenue compared to $23,563 for the three months ended September 30, 2013.  The increase of $1,342 or 6% was primarily due to an increase in revenue from the Great Merchant in the current quarter.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

 For the three months ended September 30, 2014, our selling, general and administrative expenses of $71,098 consisted primarily of $29,160 in professional fees, $20,000 in contributed services, and $3,750 in rental expense.  For the three months ended September 30, 2013, our selling, general and administrative expenses of $22,574 consisted primarily of $7,500 in professional fees and $3,750 in rental expense. The increase of $48,524 or 215% was primarily due to increase in services contributed by our CEO and office expenses.

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

 For the three months ended September 30, 2014, we had $131,098 in total costs and expenses compared to $107,048 for the three months ended September 30, 2013.  The increase of $24,050 or 22% was primarily due to contributed services of $20,000 in the current quarter.

Other Expenses for the three months ended September 30, 2014 consisted of interest expense of $17,944. Other Expenses for the three months ended September 30, 2013 consisted of interest expense of $19,649. The decrease of $1,705 or 9% was primarily due to increase in total costs and expenses.

Net Loss

 Our Net Loss for the three months ended September 30, 2014 was $124,137 compared to $103,134 for the three months ended September 30, 2013.  The increase of $21,003 or 20% was primarily due to increase in selling general and administrative expenses.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 are as follows:

	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013

Revenue	$60,625	$101,312
Cost of services	586	30,718
Selling, general and administrative	220,871	97,887
Related party service agreement	180,000	180,000
Bad debt expense	70,000	37,442
Depreciation and amortization	10,188	26,373
Total costs and expenses	481,645	372,420
Other expense - interest expense	(54,110)	(58,308)
Net Loss	$(475,130)	$(329,416)

For the nine months ended September 30, 2014, we generated $60,625 in revenue compared to $101,312 for the nine months ended September 30, 2013.  The decrease of $40,687 or 40% was primarily due to decrease in revenue from our online games.

For the nine months ended September 30, 2014, our selling, general and administrative expenses of $220,871 consisted primarily of $86,759 in professional fees, $34,359 in office expense $60,000 in contributed services and $12,230 in rental expense.  For the nine months ended September 30, 2013, our selling, general and administrative expenses of $97,887 consisted primarily of $33,750 in professional fees and $11,336 in rental expense.  The increase of $122,984 or 125% was primarily due to increase in administrative fees.

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

 For the nine months ended September 30, 2014, we had $481,645 in total costs and expenses compared to $372,450 for the nine months ended September 30, 2013.  The increase of $109,225 or 29% was primarily due to increase in selling general and administrative expenses.

Other Expenses for the nine months ended September 30, 2014 consisted of interest expense of $54,110. Other Expenses for the nine months ended September 30, 2013 consisted of interest expense of $58,308. The decrease of $4,198 or 7% was primarily due to a decrease in interest expense.

Net Loss

 Our Net Loss for the nine months ended September 30, 2014 was $475,130 compared to $329,416 for the nine months ended September 30, 2013.  The increase of $145,714 or 44% was primarily due to increase in administrative fees and decrease in revenue.

Liquidity and Capital Resources

 Introduction

 Our primary assets are cash and the online game license agreements.

 During the nine months ended September 30, 2014, our online games business generated $59,917 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

 Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of September 30, 2014	As of December 31, 2013	Change
Cash	$9,833	$4,745	$5,088

Due from related party	7,363	-	7,363
Total current assets	17,196	4,745	12,451
Property and equipment, net	-	188	(188)
License Agreements, net	-	80,000	(80,000)

Deposits	1,300	1,300	0
Total assets	18,496	86,233	(67,737)
Accrued expenses and accounts payable	912,203	835,406	76,797
Due to affiliate	951,000	771,000	180,000
Advances from affiliate	368,477	333,277	35,200
Loans payable	1,215,799	1,160,403	55,396
Total Current Liabilities	3,447,479	3,100,086	347,393

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2014 we had a net loss of $475,130 compared to $329,416 for the nine months ended September 30, 2013.  This was offset by depreciation and amortization of $10,188, an increase in accrued expenses of $76,797, an increase in amounts due to affiliate under service agreement of $180,000 for total cash used in our operating activities of $86,216.

 Investments

We had $0 invested in cash used in investment activities for the nine months ended September 30, 2014 and nine months ended September 30, 2013.

 Financing

For the nine months ended September 30, 2014, our cash flows from financing activities totaled $91,304 from loan proceeds.

For the nine months ended September 30, 2013, our cash flows from financing activities totaled $113,600 from proceeds from advance from affiliate.

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

 Valuation of License Agreements

As of September 30, 2014, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.   The Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales. For the nine months ended September 30, 2014 and 2013, the Company billed 29%, or $708 and $37,443, respectively.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT*

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT*

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT*

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT*

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

November 19, 2014
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)