Form 10-K
period 2014-12-31
Pollex, Inc.
filed 2015-04-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2015, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

1

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

Our principal executive offices are located at 2005 De La Cruz Blvd, Suite 142, Santa Clara, CA 95050. Our telephone number is (408) 350-7340.

 Products and Services

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $81,700 for the fiscal year ended December 31, 2014.

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

Online Games

The Company operates The Great Merchant under a master leasing agreement with Joytoto Korea. The Great Merchant is an economic based MMORPG (Massively Multiplayer Online Role Playing Game) online at http://www.thegreatmerchant.com.  While the game is free to play and there is no cost for users to purchase and connect to the game, the game prompts the user to use micro transactions to purchase in-game points that can be used in the game to further the in-game operations of their own character. Unlike different MMORPGs on the market, the Great Merchant player can advance through the game by trading online items and virtual goods.

As of December 31, 2014, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.   During 2014, the Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For year ended December 31, 2014, the Company billed 29%, or $708.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the license agreements were written off and an impairment of $70,000 was recognized during the year ended December 31, 2014.

Customer Service

We focus on retention of our current subscribers and believe our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We utilize frequent communication and feedback from our subscribers to continually improve our website and our service. Our subscribers can communicate with our customer service representatives by email and by telephone. We are focused on eliminating the need for customer support calls by automating certain self-service features on our website.

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

Word-of-mouth referrals.    We believe that we have developed a loyal customer base, and new customers frequently indicate they have heard about us from existing customers.

Competition

Our business is extremely competitive, particularly with respect to the online gaming marketplace. In addition, the market for the products we develop is subject to rapid technological change. We intend to compete with numerous online gaming companies, many of which have significantly greater financial, technical, and marketing resources than we do.

In general, our products compete with other forms of entertainment for leisure time and discretionary spending of consumers. These other forms of entertainment include movies, television, music, online content and social media. For example, we have experienced significant increased competition from providers of premium casual games for smartphones. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

Current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	gain access to wider distribution channels;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to securing the rights to valuable licenses;

•	develop stronger relationships with leading software developers; and

•	make higher royalty payments;

Competitive factors such as the foregoing may have a material adverse effect on our business.

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

Employees

As of December 31, 2014, we have one employee, who is full time.

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

During the course of the preparation of our December 31, 2014 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our independent registered public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $527,407 and $322,888 in 2014 and 2013, respectively, and accumulated deficit of $140,421,241 at December 31, 2014 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company leases approximately 1,021 square feet of office space in Santa Clara, California, for $1,380 per month pursuant to the terms of a one year lease agreement commencing October 1, 2014 and ending September 30, 2015.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2013	First Quarter	$0.06	$0.02
	Second Quarter	$0.05	$0.02
	Third Quarter	$0.42	$0.03
	Fourth Quarter	$0.08	$0.03

2014	First Quarter	$0.24	$0.03
	Second Quarter	$0.12	$0.01
	Third Quarter	$0.08	$0.02
	Fourth Quarter	$0.18	$0.03

Our transfer agent is Corporate Stock Transfer.

As of April 14, 2015, the number of holders of record of shares of our common stock is 32.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2014.

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

  Results of Operations

Introduction

The Company was incorporated on November 2, 2001, in the State of Nevada, as Web Views Corporation.

 We are a subsidiary of Joytoto Korea. We are determined to focus our efforts on our Online Games business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

Year ended December 31, 2014 compared to the Year ended December 31, 2013

Revenues, Expenses and Loss from Operations

Our revenues expenses, and net loss for the year ended December 31, 2014 and for the year ended December 31, 2013 are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$81,700	$120,678
Cost of goods sold	586	33,977
Selling, general and administrative	215,836	130,265
Related party service agreement	240,000	240,000
Bad debt expense (recovery)	-	(97,842)
Impairment of license agreements	70,000	19,996
Depreciation and Amortization	10,188	39,212
Total costs and expenses	536,610	365,608
Other expense- Interest expense	(72,497)	(77,958)
Net Loss	$(527,407)	$(322,888)

Revenue

Total revenue for the year ended December 31, 2014 was $81,700 compared to $120,678 for the year ended December 31, 2013.  The decrease of $38,978 or 32% was primarily due to a decrease in revenue from our online games.

The costs of services represent the Company's payments to the licensor for the online games which are active. The decrease in costs of services is due to the Company’s decision to no longer utilize its’ licenses in South Korea.

Selling, General and Administrative

Selling, General and Administrative expenses for the year ended December 31, 2014 was $215,836 compared $130,265 for the year ended December 31, 2013.  The increase of $85,571 or 66% was primarily due to $80,000 in contributed services by our Chief Executive Officer.

Related party service agreement

Costs incurred with a related party service agreement for the year ended December 31, 2014 was $240,000 compared to $240,000 for the year ended December 31, 2013.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2014 was $10,188 compared to $39,212 for the year ended December 31, 2013.  The decrease of $29,024 or 74% was primarily due to increased depreciation on our computers, office equipment and game licenses.

Interest expense

Interest expense for the year ended December 31, 2014 was $72,497 compared to $77,958 for the year ended December 31, 2013.  The decrease of $5,461 or 7% was primarily due to a decrease in the average loan balances during 2014 compared to during 2013.

Impairment expense

During the year ended December 31, 2014, the Company determined that license agreements with carrying values of $70,000 were impaired due to the non-launching of these games. As such, an impairment loss of $70,000 is reflected in Statement of Operations for the year ended December 31, 2014.

Bad debt expense (recovery)

The allowance for doubtful accounts represents management’s best estimate of the amount of probable credit losses. In 2012, the Company determined that all amounts billed to the game service provider are uncollectible as none of the amounts had been paid, the Company has granted extended payment terms, and the ultimate collection of the receivables is not certain. In 2013, one of the Company's lenders agreed to assume the receivables of the Company relating to the Korean service provider. As such, during the year ended December 31, 2013, the 2012 and 2013 receivables from the Korean service provider were offset against this loan.

  Net Loss

Our Net Loss for the year ended December 31, 2014 was $527,407 compared to $322,888 for the year ended December 31, 2013.  The increase of $204,519 or 63% was primarily due to an increase in total costs and expenses, primarily the impairment of licenses and contributed services, and decrease in revenue.

Liquidity and Capital Resources

Introduction

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

Sources and Uses of Cash

Operations

Our net loss for the year ended December 31, 2014 was $527,407 compared to $322,888 for the year ended December 31, 2013.  The increase of $204,519 or 63% was primarily due to increase in selling, general and administrative expenses, primarily the contribution of services of $80,000 by our Chief Executive Officer and the fact the Company also recovered bad debts of $97,842 during 2013.

Revenue for the year ended December 31, 2014 was $81,700 compared to $120,678 for the year ended December 31, 2013.  The decrease of $38,978 or 32% was primarily due to a decrease in revenue from our online games.

Investments

For the year ended December 31, 2014, we did not make any investments.

For the year ended December 31, 2013, we did not make any investments.

Financing

For the year ended December 31, 2014, our cash flows from financing activities totaled $111,304, from $85,000 in loan proceeds offset by the repayment of $28,296 in loans and $95,200 in proceeds from advances from an affiliate offset by the repayment of $40,000 in advances.

For the year ended December 31, 2013, our cash flows from financing activities totaled $127,300, from $129,300 in loan proceeds offset by the repayment of $2,000 in loans and repayment of advances from affiliate.

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

Valuation of License Agreements

On April 18, 2007, the Company entered into a master license agreement with Joytoto Korea granting the Company a 10 year license for up to 4 online games, including The Great Merchant. This license is renewable for two additional 5 year terms for $10,000. Prior to the launch of the Great Merchant in 2010, the Company determined that the master license agreement was fully impaired.

Beginning in 2010, the Company acquired licenses for online games in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the years ended December 31, 2014 and 2013, the Company billed such 29%, or $708 and $41,055, respectively.

On December 31, 2013, the Company determined that license agreements with carrying values of $9,996 and related deposits of $10,000 were impaired since the Company could not project when such games would generate revenues.  As such, an impairment loss of $19,996 is reflected in the Statements of Operations for the year ended December 31, 2013.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States. As such, the license agreements were written off and an impairment of $70,000 was recognized during the year ended December 31, 2014.

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

POLLEX, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pollex, Inc.

Santa Clara, CA

We have audited the accompanying balance sheets of Pollex, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014.  Pollex, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $527,407 and $322,888 in 2014 and 2013, and had negative working capital of $3,462,560 and accumulated deficit of $140,421,241 at December 31, 2014.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 14, 2015

Tinton Falls, New Jersey

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101

40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CGTeam.com

POLLEX, INC.
BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$4,329	$4,745
Due from related party	53,423	-

Total Current Assets	57,752	4,745

Property and equipment, net of accumulated
depreciation of $10,479 and $10,291 at December 31, 2014
and 2013, respectively	-	188

License agreements, net of accumulated
amortization of $0 and $42,500, at December 31, 2014
and 2013, respectively	-	80,000

Other asset - Deposit	1,300	1,300

Total Assets	$59,052	$86,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$506,093	$505,210
Accrued expenses	398,943	330,196
Amounts due to affiliate under service agreement	1,011,000	771,000
Advances from affiliate	388,477	333,277
Loans payable	1,215,799	1,160,403

Total Current Liabilities	3,520,312	3,100,086

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares;
par value $0.001; none issued and outstanding	-	-
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at December 31, 2014 and 2013, respectively	5,120	5,120
Additional paid-in capital	136,954,861	136,874,861
Accumulated deficit	(140,421,241)	(139,893,834)

Total Stockholders’ Deficit	(3,461,260)	(3,013,853)

Total Liabilities and Stockholders’ Deficit	$59,052	$86,233

 See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013

REVENUES	$81,700	$120,678

COSTS AND EXPENSES
Cost of goods sold	586	33,977
Selling, general and administrative	215,836	130,265
Related party service agreement	240,000	240,000
Bad debt expense (recovery)	-	(97,842)
Impairment of license agreements	70,000	19,996
Depreciation and amortization	10,188	39,212
Total Costs and Expenses	536,610	365,608

OPERATING LOSS	(454,910)	(244,930)

OTHER EXPENSE
Interest expense	(72,497)	(77,958)
Total Other Expense	(72,497)	(77,958)

LOSS BEFORE INCOME TAXES	(527,407)	(322,888)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(527,407)	$(322,888)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2013 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	5,121,688	$5,120	$136,874,861	$(139,570,946)	$(2,690,965)

Net loss for the year ended December 31, 2013	-	-	-	(322,888)	(322,888)

Balance, December 31, 2013	5,121,688	5,120	136,874,861	(139,893,834)	(3,013,853)

Contribution of services	-	-	80,000	-	80,000

Net loss for the year ended December 31, 2014	-	-	-	(527,407)	(527,407)

Balance, December 31, 2014	5,121,688	$5,120	$136,954,861	$(140,421,241)	$(3,461,260)

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(527,407)	$(322,888)
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Depreciation and amortization	10,188	39,212
Bad debt expense (recovery)	-	(97,842)
Impairment of license agreements	70,000	19,996
Contributed services	80,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(708)	(41,055)
(Increase) decrease in receivable from affiliate	(53,423)	-
Increase (decrease) in accrued expenses	69,630	36,186
Increase (decrease) in amounts due affiliate under service agreement	240,000	240,000
Net cash used in operating activities	(111,720)	(126,391)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	95,200	129,300
Repayment of advance from affiliate	(40,000)	(2,000)
Loan proceeds	85,000	-
Repayment of loan	(28,896)	-
Net cash provided by financing activities	111,304	127,300
Net increase (decrease) in cash	(416)	909
CASH AT BEGINNING OF YEAR	4,745	3,836
CASH AT END OF YEAR	$4,329	$4,745
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Payment of accrued expenses by affiliate	$-	$34,471
Assumption of accounts receivable by lender	$708	$138,897

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

The Company is currently operating “The Great Merchant”.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $527,407 and $322,888 for the years ended December 31, 2014 and 2013, respectively, had negative working capital of $3,462,560 at December 31, 2014 and had an accumulated deficit of $140,421,241 at December 31, 2014.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. In addition, amounts on deposit with Paypal and Paymentwall, a third party payment processor, are considered cash equivalents.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenues from the sale of its’ online games, currently the Great Merchant, when the game has been played and paid for by the customer. All payments are made through Paypal and Paymentwall.

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

December 31, 2014

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

At December 31, 2014 and 2013, the Company had not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2014 and 2013.

NOTE D – EQUIPMENT

Equipment is comprised of the following:

	December 31,		Estimated
	2014	2013	Useful Life
Computers	$10,479	$10,479	3 years
Accumulated depreciation	(10,479)	(10,291)
	$-	$188

Depreciation expense was $188 and $1,816 for the years ended December 31, 2014 and 2013, respectively.

NOTE E – LICENSE AGREEMENTS

The Company has acquired license agreements for online games comprised as follows:

	December 31,		Estimated
	2014	2013	Useful Life
License agreements	$-	$122,500	2-10 years
Accumulated amortization	-	(42,500)
	$-	$80,000

Amortization expense was $10,000 and $37,396 for the years ended December 31, 2014 and 2013, respectively.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE E – LICENSE AGREEMENTS (CONTINUED)

The Company’s license agreements consist of the following:

1.	On April 18, 2007, the Company entered into a master license agreement with Joytoto Korea granting the Company a 10 year license for up to 4 online games, including The Great Merchant. This license is renewable for two additional 5 year terms for $10,000. Prior to the launch of the Great Merchant in 2010, the Company determined that the master license agreement was fully impaired.

The Company began operating The Great Merchant, in open beta testing in January 2010. During the years ended December 31, 2014 and 2013, the Company generated revenues of $80,992 and $79,623, respectively, from The Great Merchant.

2.	Beginning in 2010, the Company acquired licenses for online games in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the years ended December 31, 2014 and 2013, the Company billed such 29%, or $708 and $41,055, respectively.

At December 31, 2013, a note holder whom the Company originally owed $690,000 (See Note G) agreed to assume the amounts due from the Korea-based service provider, up to $150,000.  As such, the Company reduced the note by $708 and $138,897 at December 31, 2014 and 2013, respectively.  The $97,842 in 2012 billings was recognized as bad debt recovery in the Statements of Operations for the year ended December 31, 2013.

On December 31, 2013, the Company determined that license agreements with carrying values of $9,996 and related deposits of $10,000 were impaired since the Company could not project when such games would generate revenues.  As such, an impairment loss of $19,996 is reflected in the Statements of Operations for the year ended December 31, 2013.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States. As such, the license agreements were written off and an impairment of $70,000 was recognized during the year ended December 31, 2014.

NOTE F – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2014 and 2013, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE F – RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended December 31, 2014 and 2013, the Company also borrowed $95,200 and $129,300, respectively, from Gameforyou, Incorporated. For the years ended December 31, 2014 and 2013, the Company repaid $40,000 and $2,000, respectively, to Gameforyou, Incorporated. During the year ended December 31, 2013, Gameforyou, Incorporated paid $34,471 in liabilities owed by the Company. At December 31, 2014 and 2013, $388,477 and $333,277 were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) During the year ended December 31, 2014, the Company made purchases of $177,045 on behalf of BCasual, of which $53,423 was due from BCasual at December 31, 2014. Subsequent to December 31, 2014, BCasual repaid $49,000 of the amount owed to the Company.

In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

NOTE G – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bears interest at an annual rate of 6%. The notes may be repaid at any time prior to its due date without a prepayment penalty.

At December 31, 2013, one of the note holders whom the Company owed $690,000 (See Note E) agreed to assume the amounts due from the Korea-based service provider, up to $150,000.  As such, the Company reduced the note by $708 and $138,897 at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company received proceeds of $85,000 and repaid $28,895.

NOTE H - INCOME TAXES

At December 31, 2014, the Company had an unused net operating loss carryforward of approximately $6,200,000 for income tax purposes, which expires between 2027 and 2034. This net operating loss carryforward may result in future income tax benefits of approximately $2,108,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax liabilities	$-	$-
Deferred tax asset-
Net operating loss carryforward	2,108,000	1,952,000
Valuation allowance	(2,108,000)	(1,952,000)
Net deferred tax asset	$-	$-

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE H - INCOME TAXES (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2014	2013
U.S. statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE I- STOCKHOLDERS’ DEFICIT

Preferred stock- The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock were issued and outstanding at December 31, 2014 or 2013.

Common stock- The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. 5,121,688 shares of common stock were issued and outstanding at December 31, 2014 and 2013.

Warrants - The following summarizes warrant activity during 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2012	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2013	946,667	$41.46
Granted	-	-
Forfeited	-	-
Expired	(946,667)	-
Exercised	-	-
Outstanding, December 31, 2014	-	-

The weighted average remaining contractual life and exercise price of the warrants outstanding and exercisable at December 31, 2013 was 0.84 years and $4.95, respectively. The intrinsic value of the warrants outstanding and exercisable at December 31, 2013 was $0 as the exercise price exceeded the stock price

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE J – COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2015.  The Company’s made a deposit of $1,300 and the rent payments are $1,380 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

The minimum future lease commitment on the above lease is $12,240, through September 30, 2015, exclusive of $11,250 in noncancelable subleases.

Rent expense for the years ended December 31, 2014 and 2013 was $6,640 and $15,086, respectively

Employment Agreements:

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the year ended December 31, 2014, the Company recorded $80,000 for the fair value of the services contributed by Seong Sam Cho.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria.

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

Name	Age	Position(s)

Seong Sam Cho	49	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman

Seong Sam Cho (Sam Cho), 49, has been the President, Chief Executive Officer and Chairman of the Company since December 4, 2012 and the Chief Financial Officer, Secretary, and a Director since October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

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

Director Independence

            Our board of directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, LLC.

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

Seong Sam Cho, our Chairman, also serves as the Company’s Chief Executive Officer. The Company is seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. Mr. Cho is actively involved in oversight of the Company’s day to day activities.

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

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Once material risks are identified, Mr. Seong Sam Cho, our sole director and Chief Executive Officer, determines how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors, if any, may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions. Currently Mr. Cho is currently the sole director of the Company.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2014.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2014.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2014 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Yong Cho	2014	--	--		---	---	---	---	1
Chief Executive Officer, President, and Director (1)	2013	1	--	--	--	--	--	--	1

* Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

\

Employment Contracts

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2014:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2015, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2014 and 2013, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.  The Company also borrowed $95,200 from Gameforyou, Incorporated during the year ended December 31, 2014.  At December 31, 2014 and 2013, $388,477 and $333,277 were due to Gameforyou, Incorporated.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us $32,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

    During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

    During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

    During the year ended December 31, 2013, Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

All Other Fees

    During the years ended December 31, 2014, Cowan, Gunteski & Co., P.A. did not bill us for any other fees.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.8 (8)	Employment Agreement with Seong Yong Cho dated October 31, 2007

10.9 (8)	Employment Agreement with Doo Ho Choi dated October 31, 2007

10.10 (9)	Agreement to Manufacture, Supply and Market among Hyundai RFmon Corp and Joytoto USA, Inc. dated February 20, 2008

10.11 (10)	Stock Purchase Agreement

10.12 (11)	Conversion and Release Agreement

10.13 (11)	Employment Agreement with Seong Yong Cho

10.14 (11)	Employment Agreement with Seong Sam Cho

21.1	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2008.
(9)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2009.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 14, 2015	By:	/s/ Seong Sam Cho
Seong Sam Cho
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seong Sam Cho	President, Chief Executive Officer, Chief Financial Officer,	April 14, 2015
Seong Sam Cho	Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

