Form 10-Q
period 2015-03-31
Pollex, Inc.
filed 2015-05-20
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49933

Pollex, Inc.

(Exact name of registrant as specified in its charter)

Nevada	95-4886472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 De La Cruz Blvd. Suite 142 Santa Clara, CA	95050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 350-7340

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2015, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.
BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$3,493	$4,329
Due from related party	79,342	53,423

Total Current Assets	82,835	57,752

Property and equipment, net of accumulated depreciation of $10,479 and $10,479 at March 31, 2015 and December 31, 2014, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$84,135	$59,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$518,152	$506,093
Accrued expenses	416,931	398,943
Amounts due to affiliate under service agreement	1,071,000	1,011,000
Advances from affiliate	413,497	388,477
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,635,379	3,520,312

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,688 issued and
outstanding at March 31, 2015 and December 31, 2014, respectively	5,120	5,120
Additional paid-in capital	136,974,861	136,954,861
Accumulated deficit	(140,531,225)	(140,421,241)

Total Stockholders’ Deficit	(3,551,244)	(3,461,260)

Total Liabilities and Stockholders’ Deficit	$84,135	$59,052

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2015	2014

REVENUES	$21,759	$18,826

COSTS AND EXPENSES
Cost of goods sold	-	586
Selling, general and administrative	53,756	70,806
Related party service agreement	60,000	60,000
Depreciation and amortization	-	5,106
Total Costs and Expenses	113,756	136,498

OPERATING LOSS	(91,997)	(117,672)

OTHER EXPENSE
Interest expense	(17,987)	(17,168)
Total Other Expense	(17,987)	(17,168)

LOSS BEFORE INCOME TAXES	(109,984)	(134,840)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(109,984)	$(134,840)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.
STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,984)	$(134,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,106
Contributed services	20,000	20,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(708)
(Increase) decrease in receivable from affiliate	(25,919)	-
Increase (decrease) in accounts payable	12,059	-
Increase (decrease) in accrued expenses	17,988	7,889
Increase (decrease) in amounts due affiliate under service agreement	60,000	60,000
Net cash used in operating activities	(25,856)	(42,553)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	25,020	23,700
Repayment of advance from affiliate	-	(40,000)
Loan proceeds	-	85,000
Repayment of loan	-	(28,896)

Net cash provided by financing activities	25,020	39,804

Net increase (decrease) in cash	(836)	(2,749)

CASH AT BEGINNING OF PERIOD	4,329	4,745

CASH AT END OF PERIOD	$3,493	$1,996

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$-	$708

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2014.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $109,984 and $134,840 for the three months ended March 31, 2015 and 2014, respectively, had negative working capital of $3,552,544 at March 31, 2015 and had an accumulated deficit of $140,531,225 at March 31, 2015.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company began operating The Great Merchant, in open beta testing in January 2010. During the three months ended March 31, 2015 and 2014, the Company generated revenues of $21,759 and $18,118, respectively, from The Great Merchant.

2.	Beginning in 2010, the Company acquired licenses for online games in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the three months ended March 31, 2015 and 2014, the Company billed such 29%, or $0 and $708, respectively. In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the three months ended March 31, 2015, the Company received proceeds of $25,020. During the three months ended March 31, 2014, the Company received proceeds of $23,700 and repaid $40,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the three months ended March 31, 2015 and 2014, $60,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At March 31, 2015 and December 31, 2014, $1,071,000 and $1,011,000, respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) During the year ended December 31, 2014, the Company made purchases of $177,045 on behalf of BCasual, of which $53,423 was due from BCasual at December 31, 2014. During the three months ended March 31, 2015, the Company made additional purchases of $60,981 and received payments of $35,062, resulting in a balance of $79,342 at March 31, 2015.

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

NOTE F - INCOME TAXES

At March 31, 2015 and December 31, 2014, the Company had unused net operating loss carryforwards of approximately $6,300,000 and $6,200,000, respectively, for income tax purposes, which expire between 2027 and 2035. The net operating loss carryforwards may result in future income tax benefits of approximately $2,145,000 and $2,108,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,145,000	2,108,000
Valuation allowance	(2,145,000)	(2,108,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	March 31,
	2015	2014
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34%)	(34%)
Net deferred tax asset	-%	-%

NOTE G – STOCKHOLDERS’ DEFICIT

Preferred stock- The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock were issued and outstanding at March 31, 2015 or December 31, 2014.

Common stock- The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. 5,121,688 shares of common stock were issued and outstanding at March 31, 2015 and December 31, 2014.

NOTE H- COMMITMENTS AND CONTINGENCIES

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

The minimum future lease commitment at March 31, 2015 on the above lease is $8,280, through September 30, 2015, exclusive of $7,500 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the three months ended March 31, 2015 and 2014, the Company recorded $20,000 and $20,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Our operations are focused on Online Games. Our Online Games business segment has generated $21,759 for the three months ended March 31, 2015.

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

As of March 31, 2015, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially in July 14, 2012.  The Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US.

The Company engaged a Korea-based service provider to support and maintain the online game and collect payments from customers. Under this agreement, the service provider is required to pay the Company 29% of gross sales.  For the three months ended March 31, 2015, the Company billed 29%, or $0.  The remaining revenues were generated from the Company's online game, the Great Merchant, which has been in beta testing since 2010.

Revenues, Expenses and Loss from Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our results of operations for the three months ended March 31, 2015 and for the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$21,759	$18,826
Cost of services	-	586
Selling, general and administrative	53,756	70,806
Related party service agreement	60,000	60,000
Depreciation and amortization	-	5,106
Total costs and expenses	113,756	136,498
Other expense - interest expense	17,987	17,168
Net Loss	$(109,984)	$(134,840)

For the three months ended March 31, 2015, we generated $21,759 in revenue compared to $18,826 for the three months ended March 31, 2014.  The increase of $2,933 or 15.6% was primarily due to increase in revenue from our online game.

For the three months ended March 31, 2015, our selling, general and administrative expenses of $53,756 consisted primarily of $27,470 in professional fees and $20,000 in payroll.  For the three months ended March 31, 2014, our selling, general and administrative expenses of $70,806 consisted primarily of $17,189 in professional fees and $20,520 in office expense.  The decrease of $17,050 or 24% was primarily due to less office expenses.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.

For the three months ended March 31, 2015, we had $113,756 in total costs and expenses compared to $136,498 for the three months ended March 31, 2014.  The decrease of $22,742 or 16.7% was primarily due to decrease in selling, general and administrative fees and increase in revenue.

Other Expenses for the three months ended March 31, 2015 consisted of $17,987. Other Expenses for the three months ended March 31, 2014 consisted of $17,168. The increase of $819 or 4.8% was primarily due to interest in loan balances.

Net Loss

Our Net Loss for the three months ended March 31, 2015 was $109,984 compared to $134,840 for the three months ended March 31, 2014.  The decrease of $24,856 or 18.4% was primarily due to decrease in total costs and expense.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the amounts due from a related party from the purchase of computer equipment.

During the three months ended March 31, 2015, our online games business segment generated $21,759 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2015	As of December 31, 2014	Change
Cash and cash equivalents	$3,493	$4,329	$(836)
Due from related party	79,342	53,423	25,919
Total current assets	82,835	57,752	25,083
Property and equipment, net of accumulated depreciation of $10,479 and $10,479	-	-	-
Deposits	1,300	1,300	-
Total assets	84,135	59,052	25,083
Accounts payable	518,152	506,093	12,000
Accrued expenses	416,931	398,943	17,988
Due to affiliate under service agreement	1,071,000	1,011,000	60,000
Advances from affiliate	413,497	388,477	25,020
Loans payable	1,215,799	1,215,799	-
Total Current Liabilities	3,635,379	3,520,312	115,067

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2015 we had a net loss of $109,984 compared to $134,840 for the three months ended March 31, 2014.  This, plus an increase in the receivable from an affiliate of $25,919, was offset by contributed services of $20,000, an increase in accrued expenses of $17,988, an increase in amounts due to affiliate under service agreement of $60,000 for total cash used in our operating activities of $25,856.

Investments

We had $0 invested in cash used in investment activities for the three months ended March 31, 2015.

We had $0 invested in cash used in investment activities for the three months ended March 31, 2014.

Financing

For the three months ended March 31, 2015, our cash flows from financing activities totaled $25,020 from an advance from an affiliate.

For the three months ended March 31, 2014, our cash flows from financing activities totaled $39,804 from an advance from an affiliate of $23,700, loan proceeds of $85,000, offset by loan repayments of $28,896, and repayment of advance from affiliate of $40,000.

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

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers. Under this agreement the service provider is required to pay the Company 29% of gross sales. For the three months ended March 31, 2015 and 2014, the Company billed such 29%, or $0 and $708, respectively.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pollex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pollex, Inc.

May 20, 2015	By:	/s/ Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

