Form 10-Q
period 2015-06-30
Pollex, Inc.
filed 2015-08-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,241	$4,329
Due from related party	70,352	53,423
Total current assets	74,593	57,752

Property and equipment, net of accumulated depreciation of $10,479 and $10,479 at June 30, 2015 and December 31, 2014, respectively	-	-

OTHER ASSETS:
Other Asset - Deposit	1,300	1,300

Total Assets	$75,893	$59,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$509,854	$506,093
Accrued expenses	447,368	398,943
Amounts due to affiliate under service agreement	1,131,000	1,011,000
Advances from affiliate	416,197	388,477
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,720,218	3,520,312

Stockholders' Deficit
Preferred Stock, authorized 10,000,000 shares; par value $0.001; none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,688 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5,120	5,120
Additional paid-in capital	136,994,861	136,954,861
Accumulated deficit	(140,644,306)	(140,421,241)

Total Stockholders’ Deficit	(3,644,325)	(3,461,260)

Total Liabilities and Stockholders’ Deficit	$75,893	$59,052

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$21,016	$16,894	$42,775	$35,720

COSTS AND EXPENSES
Cost of goods sold	-	-	-	586
Selling, general and administrative	55,910	78,967	109,666	149,773
Related party service agreement	60,000	60,000	120,000	120,000
Impairment of license agreements	-	70,000	-	70,000
Depreciation and amortization	-	5,082	-	10,188
Total Costs and Expenses	115,910	214,049	229,666	350,547

OPERATING LOSS	(94,894)	(197,155)	(186,891)	(314,827)

OTHER EXPENSE
Interest expense	(18,187)	(18,998)	(36,174)	(36,166)
Total Other Expense	(18,187)	(18,998)	(36,174)	(36,166)

LOSS BEFORE INCOME TAXES	(113,081)	(216,153)	(223,065)	(350,993)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(113,081)	$(216,153)	$(223,065)	$(350,993)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.04)	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,065)	$(350,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	10,188
Impairment of license agreements	-	70,000
Contributed Service	40,000	40,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(708)
(Increase) decrease in receivable from affiliate	(16,929)	(24,795)
Increase (decrease) in accounts payable	3,761	-
Increase (decrease) in accrued expenses	48,425	69,551
Increase (decrease) in amounts due affiliate under service agreement	120,000	120,000
Net cash used in operating activities	(27,808)	(66,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	28,720	75,200
Repayment of advance from affiliate	(1,000)	(40,000)
Loan proceeds	-	85,000
Repayment of loan	-	(28,896)
Net cash provided by financing activities	27,720	91,304

Net increase (decrease) in cash	(88)	24,547

CASH AT BEGINNING OF PERIOD	4,329	4,745

CASH AT END OF PERIOD	$4,241	$29,292

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$-	$708

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2014.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $223,065 and $350,993 for the six months ended June 30, 2015 and 2014, respectively, had negative working capital of $3,645,625 at June 30, 2015 and had an accumulated deficit of $140,644,306 at June 30, 2015.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company began operating The Great Merchant, in open beta testing in January 2010. During the six months ended June 30, 2015 and 2014, the Company generated revenues of $42,775 and $35,012, respectively, from The Great Merchant.

2.	Beginning in 2010, the Company acquired licenses for online games in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the six months ended June 30, 2015 and 2014, the Company billed such 29%, or $0 and $708, respectively. In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the six months ended June 30, 2015, the Company received proceeds of $28,720 and repaid $1,000. During the six months ended June 30, 2014, the Company received proceeds of $75,200 and repaid $40,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the six months ended June 30, 2015 and 2014, $120,000 and $120,000, respectively, were recognized in the Statement of Operations under this agreement. At June 30, 2015 and December 31, 2014, $1,131,000 and $1,011,000, respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) During the year ended December 31, 2014, the Company made purchases of $177,045 on behalf of BCasual, of which $53,423 was due from BCasual at December 31, 2014. During the six months ended June 30, 2015, the Company made additional purchases of $107,341 and received payments of $90,412, resulting in a balance of $70,352 at June 30, 2015.

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

NOTE F - INCOME TAXES

At June 30, 2015 and December 31, 2014, the Company had unused net operating loss carryforwards of approximately $6,400,000 and $6,200,000, respectively, for income tax purposes, which expire between 2027 and 2035. The net operating loss carryforwards may result in future income tax benefits of approximately $2,170,000 and $2,108,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,170,000	2,108,000
Valuation allowance	(2,170,000)	(2,108,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	June 30,
	2015	2014
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

NOTE G- COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2015.  The Company made a deposit of $1,300 and the rent payments are $1,380 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

The minimum future lease commitment at June 30, 2015 on the above lease is $4,140, through September 30, 2015, exclusive of $3,750 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the six months ended June 30, 2015 and 2014, the Company recorded $40,000 and $40,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $42,775 for the six months ended June 30, 2015.

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

As of June 30, 2015, the Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially on July 14, 2012.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the licenses were written off and an impairment loss of $70,000 was recognized.

Revenues, Expenses and Loss from Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Our results of operations for the three months ended June 30, 2015 and for the three months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Revenue	$21,016	$16,894
Cost of services	-	-
Selling, general and administrative	55,910	78,967
Related party service agreement	60,000	60,000
Impairment of license agreements	-	70,000
Depreciation and amortization	-	5,082
Total costs and expenses	115,910	214,049
Other expense - interest expense	(18,187)	(18,998)
Net Loss	$(113,081)	$(216,153)

For the three months ended June 30, 2015, we generated $21,016 in revenue compared to $16,894 for the three months ended June 30, 2014.  The increase of $4,122 or 24.4% was primarily due to an increase in game revenue from the Great Merchant generated for the three months ended June 30, 2015.

For the three months ended June 30, 2015, our selling, general and administrative expenses of $55,910 consisted primarily of $28,410 in professional fees, $20,000 in contributed services and $7,500 in office expenses.  For the three months ended June 30, 2014, our selling, general and administrative expenses of $78,967 consisted primarily of $40,410 in professional fees, $20,000 in contributed services and $4,730 in rental expense. The decrease of $23,057 or 29.2% was primarily due to expense decrease in professional fees.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements. The impairment of license agreements relates to the cancellation of the game licenses discussed above.

For the three months ended June 30, 2015, we had $115,910 in total costs and expenses compared to $214,049 for the three months ended June 30, 2014.  The decrease of $98,139 or 45.8% was primarily due to impairment of license expense and depreciation and amortization.

Other Expenses for the three months ended June 30, 2015 consisted of $18,187. Other Expenses for the three months ended June 30, 2014 consisted of $18,998. The decrease of $811 or 4.3% was primarily due to less interest expense.

Our Net Loss for the three months ended June 30, 2015 was $113,081 compared to $216,153 for the three months ended June 30, 2014.  The decrease of $103,072 or 47.7% was primarily due to impairment of license agreements and depreciation and amortization.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Our results of operations for the six months ended June 30, 2015 and for the six months ended June 30, 2014 are as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$42,775	$35,720
Cost of services	-	586
Selling, general and administrative	109,666	149,773
Related party service agreement	120,000	120,000
Impairment of license agreements	-	70,000
Depreciation and amortization	-	10,188
Total costs and expenses	229,666	350,547
Other expense - interest expense	(36,174)	(36,166)
Net Loss	$(223,065)	$(350,993)

For the six months ended June 30, 2015, we generated $42,775 in revenue compared to $35,720 for the six months ended June 30, 2014.  The increase of $7,055 or 19.8% was primarily due to an increase in game revenue from the Great Merchant.

For the six months ended June 30, 2015, our selling, general and administrative expenses of $109,666 consisted primarily of $55,880 in professional fees, $40,000 in contributed services, and $13,786 in office expenses.  For the six months ended June 30, 2014, our selling, general and administrative expenses of $149,773 consisted primarily of $57,599 in professional fees, $40,000 in contributed services, $22,504 in office expenses and $8,480 in rental expense.  The decrease of $40,107 or 26.8% was primarily due to a decrease in office expenses.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements. The impairment of license agreements relates to the cancellation of the game licenses discussed above.

Depreciation is of computers and other office furniture and equipment. The amortization relates to the in service license agreements.  The impairment of the license agreements relates to the cancellation of the game licenses discussed above.

For the six months ended June 30, 2015, we had $229,666 in total costs and expenses compared to $350,547 for the six months ended June 30, 2014.  The decrease of $120,881 or 34.5% was primarily due to decrease in selling general and administrative fees and less impairment of license agreements.

Other Expenses for the six months ended June 30, 2015 consisted of $36,174. Other Expenses for the six months ended June 30, 2014 consisted of $36,166, an increase of $8 or .1%.

 Our Net Loss for the six months ended June 30, 2015 was $223,065 compared to $350,993 for the six months ended June 30, 2014.  The decrease of $127,928 or 36.4% was primarily due to less fees and impairment of license agreements.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and the amounts due from a related party from the purchase of computer equipment.

During the six months ended June 30, 2015, our online games business segment generated $42,775 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of June 30, 2015	As of December 31, 2014	Change
Cash	$4,241	$4,329	$(88)
Due from related party	70,352	53,423	16,929
Total current assets	74,593	57,572	16,841
Property and equipment, net of accumulated depreciation of $10,479 and $10,479
Deposits	1,300	1,300	-
Total assets	75,893	59,052	16,841
Accounts payable	509,854	506,093	3,761
Accrued expenses	447,368	398,943	48,425
Due to affiliate	1,131,000	1,011,000	120,000
Advances from affiliate	416,197	388,477	27,720
Loans payable	1,215,799	1,215,799	-
Total Current Liabilities	3,720,218	3,520,312	199,906

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2015 we had a net loss of $223,065 compared to $350,993 for the six months ended June 30, 2014.  This was offset by contributed services of $40,000, an increase in accrued expenses of $48,425, an increase in amounts due to affiliate under service agreement of $120,000 for total cash used in our operating activities of $27,808.

Investments

We had $0 invested in cash used in investment activities for the three and six months ended June 30, 2015.

We had $0 invested in cash used in investment activities for the three and six months ended June 30, 2014.

Financing

For the six months ended June 30, 2015, our cash flows from financing activities totaled $27,720 from an advance from an affiliate of $28,720 offset by repayments of $1,000.

For the six months ended June 30, 2014, our cash flows from financing activities totaled $91,304 from an advance from an affiliate of $75,200, loan proceeds of $85,000, offset by $40,000 repayments of advance from an affiliate and loan repayments of $28,896.

We will be required to raise additional capital to continue the development and commercialization of our games and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more of our gaming products.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

August 14, 2015
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

