Form 10-Q
period 2015-09-30
Pollex, Inc.
filed 2015-11-19
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2015, there were 5,121,688 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,057	$4,329
Due from related party	67,102	53,423

Total Current Assets	79,159	57,752

Property and equipment, net of accumulated depreciation of $10,479 and $10,479 at September 30, 2015 and December 31, 2014, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$80,459	$59,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$510,174	$506,093
Accrued expenses	468,255	398,943
Amounts due to affiliate under service agreement	1,191,000	1,011,000
Advances from affiliate	416,197	388,477
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,801,425	3,520,312

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares; par value $0.001; none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,688 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,120	5,120
Additional paid-in capital	137,014,861	136,954,861
Accumulated deficit	(140,740,947)	(140,421,241)

Total Stockholders’ Deficit	(3,720,966)	(3,461,260)

Total Liabilities and Stockholders’ Deficit	$80,459	$59,052

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$23,086	$24,905	$65,861	$60,625

COSTS AND EXPENSES
Cost of goods sold	-	-	-	586
Selling, general and administrative	41,340	71,098	151,006	220,871
Related party service agreement	60,000	60,000	180,000	180,000
Impairment of license agreements	-	-	-	70,000
Depreciation and amortization	-	-	-	10,188
Total Costs and Expenses	101,340	131,098	331,006	481,645

OPERATING LOSS	(78,254)	(106,193)	(265,145)	(421,020)

OTHER EXPENSE
Interest expense	(18,387)	(17,944)	(54,561)	(54,110)
Total Other Expense	(18,387)	(17,944)	(54,561)	(54,110)

LOSS BEFORE INCOME TAXES	(96,641)	(124,137)	(319,706)	(475,130)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(96,641)	$(124,137)	$(319,706)	$(475,130)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319,706)	$(475,130)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	-	10,188
Impairment of license agreements	-	70,000
Contributed Service	60,000	60,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(708)
(Increase) decrease in receivable from affiliate	(13,679)	(7,363)
Increase (decrease) in account payable	4,081	-
Increase (decrease) in accrued expenses	69,312	76,797
Increase (decrease) in amounts due affiliate under service agreement	180,000	180,000
Net cash used in operating activities	(19,992)	(86,216)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	28,720	75,200
Repayment of advance from affiliate	(1,000)	(40,000)
Loan proceeds	-	85,000
Repayment of loan	-	(28,896)

Net cash provided by financing activities	27,720	91,304

Net increase in cash	7,728	5,088

CASH AT BEGINNING OF PERIOD	4,329	4,745

CASH AT END OF PERIOD	$12,057	$9,833

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$-	$708

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2014.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $319,706 and $475,130 for the nine months ended September 30, 2015 and 2014, respectively, had negative working capital of $3,722,266 at September 30, 2015 and had an accumulated deficit of $140,740,947 at September 30, 2015.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company began operating The Great Merchant, in open beta testing in January 2010. During the nine months ended September 30, 2015 and 2014, the Company generated revenues of $65,861 and $59,917, respectively, from The Great Merchant.

2.	Beginning in 2010, the Company acquired licenses for online games in South Korea. Each license also has a royalty fee which varies for each license. The licenses have terms of 2 to 3 years, beginning when they are launched commercially. Under the license agreements, the Company is required to pay the licensor 24%- 25% of gross sales.

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the nine months ended September 30, 2015 and 2014, the Company billed such 29%, or $0 and $708, respectively. In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the nine months ended September 30, 2015, the Company received proceeds of $28,720 and repaid $1,000. During the nine months ended September 30, 2014, the Company received proceeds of $75,200 and repaid $40,000.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the nine months ended September 30, 2015 and 2014, $180,000 and $180,000, respectively, were recognized in the Statement of Operations under this agreement. At September 30, 2015 and December 31, 2014, $1,191,000 and $1,011,000, respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) During the year ended December 31, 2014, the Company made purchases of $177,045 on behalf of BCasual, of which $53,423 was due from BCasual at December 31, 2014. During the nine months ended September 30, 2015, the Company made additional purchases of $131,091 and received payments of $117,412, resulting in a balance of $67,102 at September 30, 2015.

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

NOTE F - INCOME TAXES

At September 30, 2015 and December 31, 2014, the Company had unused net operating loss carryforwards of approximately $6,500,000 and $6,200,000, respectively, for income tax purposes, which expire between 2027 and 2035. The net operating loss carryforwards may result in future income tax benefits of approximately $2,196,000 and $2,108,000, respectively; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,196,000	2,108,000
Valuation allowance	(2,196,000)	(2,108,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	September 30,
	2015	2014
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

NOTE G- COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2016.  The Company made a deposit of $1,300 and the rent payments are $1,480 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

The minimum future lease commitment at September 30, 2016 on the above lease is $17,760, through September 30, 2015, exclusive of $11.250 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into a three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the nine months ended September 30, 2015 and 2014, the Company recorded $60,000 and $60,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Overview

Pollex, Inc., formerly Joytoto USA, Inc., formerly BioStem, Inc. (the “Company,” “we,” and “us”) was incorporated on November 2, 2001, in the State of Nevada, under the name “Web Views Corporation.”

We are a majority owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). We are determined to focus our efforts on our Online Games business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $65,861 for the nine months ended September 30, 2015.

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

As of September 30, 2015, the Company has entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was launched commercially on July 14, 2012.

In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the licenses were written off and an impairment loss of $70,000 was recognized.

Revenues, Expenses and Loss from Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Our results of operations for the three months ended September 30, 2015 and for the three months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Revenue	$23,086	$24,905
Cost of goods sold	-	-
Selling, general and administrative	41,340	71,098
Related party service agreement	60,000	60,000
Impairment of license agreements	-	-
Depreciation and amortization	-	-
Total costs and expenses	101,340	131,098
Other expense - interest expense	18,387	17,944
Net Loss	$96,641	$124,137

For the three months ended September 30, 2015, we generated $23,086 in revenue compared to $24,905 for the three months ended September 30, 2014.  The decrease of $1,819 or 7% was primarily due to less revenue generated from our online games.

The costs of services represent the Company's payments to the licensor for the online games which are active. These games began operating in the third quarter of 2012.

For the three months ended September 30, 2015, our selling, general and administrative expenses of $41,340 consisted primarily of $16,470 in professional fees, $20,000 in contributed services and $4,870 in office expenses.  For the three months ended September 30, 2014, our selling, general and administrative expenses of $71,098 consisted primarily of $29,160 in professional fees, $20,000 in contributed services, and $3,750 in rental expense. The decrease of $29,758 or 42% was primarily due to less services and expenses.

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

For the three months ended September 30, 2015, we had $101,340 in total costs and expenses compared to $131,098 for the three months ended September 30, 2014.  The decrease of $29,758 or 23% was primarily due to less selling general and administrative fees.

Other Expenses for the three months ended September 30, 2015 consisted of $18,387. Other Expenses for the three months ended September 30, 2014 consisted of $17,944. The increase of $443 or 2% was primarily due to less interest expense.

 Our Net Loss for the three months ended September 30, 2015 was $96,641 compared to $124,137 for the three months ended September 30, 2014.  The decrease of $27,496 or 22% was primarily due to decrease in selling and administrative expenses.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Our results of operations for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014 are as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$65,861	$60,625
Cost of goods sold	-	586
Selling, general and administrative	151,006	220,871
Related party service agreement	180,000	180,000
Impairment of license agreements		70,000
Depreciation and amortization		10,188
Total costs and expenses	331,006	481,645
Other expense - interest expense	54,561	54,110
Net Loss	$319,706	$475,130

For the nine months ended September 30, 2015, we generated $65,861 in revenue compared to $60,625 for the nine months ended September 30, 2014.  The increase of $5,236 or 9% was primarily due to increase in revenue generated from our online game sales.

For the nine months ended September 30, 2015, our selling, general and administrative expenses of $151,006 consisted primarily of $72,350 in professional fees, $60,000 in contributed services, and $18,656 in office expenses.  For the nine months ended September 30, 2014, our selling, general and administrative expenses of $220,871 consisted primarily of $86,759 in professional fees, $34,359 in office expense, $60,000 in contributed services and $12,230 in rental expense.  The decrease of $69,865 or 32% was primarily due to decrease in office fees.

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

For the nine months ended September 30, 2015, we had $331,006 in total costs and expenses compared to $481,645 for the nine months ended September 30, 2014.  The decrease of $150,639 or 31% was primarily due to decrease in selling, general, and administrative fees and less impairment of license agreements.

Other Expenses for the nine months ended September 30, 2015 consisted of $54,561. Other Expenses for the nine months ended September 30, 2014 consisted of $54,110. The increase of $451 or 1% was primarily due to increase in interest expense.

 Our Net Loss for the nine months ended September 30, 2015 was $319,706 compared to $475,130 for the nine months ended September 30, 2014.  The decrease of $155,424 or 33% was primarily due to decrease in selling, general, and administrative fees and impairment of license agreements.

Liquidity and Capital Resources

 Introduction

 Our primary assets are cash and amounts due from a related party from the purchase of computer equipment.

 During the nine months ended September 30, 2015, our online games business segment generated $65,861 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

 Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of September 30, 2015	As of December 31, 2014	Change
Cash	$12,057	$4,329	$7,728
Due from related party	67,102	53,423	13,679
Total current assets	79,159	57,752	21,407
Property and equipment, net of accumulated depreciation of $10,479 and $10,479
Deposits	1,300	1,300	0
Total assets	80,459	59,052	21,407
Accounts payable	510,174	506,093	4,081
Accrued expenses	468,255	398,943	69,312
Due to affiliate	1,191,000	1,011,000	180,000
Advances from affiliate	416,197	388,477	27,720
Loans payable	1,215,799	1,215,799	0
Total Current Liabilities	3,801,425	3,520,312	281,113

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2015 we had a net loss of $319,706 compared to $475,130 for the nine months ended September 30, 2014.  This was offset by contributed services of $60,000, an increase in accrued expenses of $69,312 and an increase in amounts due to affiliate under service agreement of $180,000 for total cash used in our operating activities of $19,992.

Investments

We had $0 invested in cash used in investment activities for the three and nine months ended September 30, 2015.

We had $0 invested in cash used in investment activities for the three and nine months ended September 30, 2014.

Financing

For the nine months ended September 30, 2015, our cash flows from financing activities totaled $27,720 from $28,720 in net cash from proceeds advances from affiliate offset by $1000 in repayment of advance from affiliate.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

November 19, 2015
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)