Form 10-K
period 2015-12-31
Pollex, Inc.
filed 2016-04-01
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $93,406 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2016, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

None.

Pollex, Inc.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

Our principal executive offices are located at 2005 De La Cruz Blvd, Suite 142, Santa Clara, CA 95050. Our telephone number is (408) 350-7340.

Products and Services

Our operations are focused on Online Games. We have acquired licenses from various online game developers to use in South Korea. Our Online Games business segment has generated $88,542 for the fiscal year ended December 31, 2015.

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

The Company entered into license agreements for 15 games for use in South Korea. These agreements allow the Company to release and service these games in South Korea.  The Company opened one of these games in South Korea under open beta testing on March 16, 2011. Open Beta testing allows users and players to test the game while not implementing the full revenue generating service of the game.  One of the games was recently launched commercially in July 14, 2012.   During 2014, the Company decided to no longer utilize its licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the US. As such, the licenses were written off and an impairment of $70,000 was recognized during the year ended December 31, 2014.

Customer Service

We focus on retention of our current subscribers and believe our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We utilize frequent communication and feedback from our subscribers to continually improve our website and our service. Our subscribers can communicate with our customer service representatives by email, telephone and in-game messages. We are focused on eliminating the need for customer support calls by automating certain self-service features on our website.

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

Employees

As of December 31, 2015, we have one employee, who is full time.

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

During the course of the preparation of our December 31, 2015 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the OTC Pink Marketplace under the symbol “PLLX”. An investment in our common stock currently is illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

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

Our common stock is traded on the OTC Pink Marketplace of the OTC Markets Group which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Pink Marketplace and the OTC Markets Group where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Marketplace stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $418,868 and $527,407 in 2015 and 2014, respectively, and accumulated deficit of $140,840,109 at December 31, 2015 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company leases approximately 1,021 square feet of office space in Santa Clara, California, for $1,380 per month pursuant to the terms of a two-year lease agreement commencing October 1, 2014 and ending September 30, 2016.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings

ITEM 4 - MINE SAFETY DISCLOSURES.

Not Applicable.

 PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Pink Marketplace.  Our common stock has traded under the symbol “PLLX” since October 24, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by The NASDAQ Stock Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2014	First Quarter	$0.24	$0.03
	Second Quarter	$0.12	$0.01
	Third Quarter	$0.08	$0.02
	Fourth Quarter	$0.18	$0.03

2015	First Quarter	$.076	$.066
	Second Quarter	$.072	$.063
	Third Quarter	$.076	$.068
	Fourth Quarter	$.069	$.04

Our transfer agent is Corporate Stock Transfer.

As of March 25, 2016, the number of holders of record of shares of our common stock is 32.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2015.

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

Year ended December 31, 2015 compared to the Year ended December 31, 2014

Revenues, Expenses and Loss from Operations

Our revenues expenses, and net loss for the year ended December 31, 2015 and for the year ended December 31, 2014 are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$88,542	$81,700
Cost of goods sold	-	586
Selling, general and administrative	194,462	215,836
Related party service agreement	240,000	240,000
Impairment of license agreements	-	70,000
Depreciation and Amortization	-	10,188
Total costs and expenses	434,462	536,610
Other expense- Interest expense	(72,948)	(72,497)
Net Loss	$(418,868)	$(527,407)

Revenue

Total revenue for the year ended December 31, 2015 was $88,542 compared to $81,700 for the year ended December 31, 2014.  The increase of $6,842 or 8% was primarily due to an increase in revenue from our online game.

The costs of services represent the Company's payments to the licensor for the online games which are active. The increase/decrease in costs of services is due to the Company’s decision to no longer utilize its’ licenses in South Korea.

Selling, General and Administrative

Selling, General and Administrative expenses for the year ended December 31, 2015 was $194,462 compared $215,836 for the year ended December 31, 2014.  The decrease of $21,374 or 10% was primarily due to decrease in general office expenses.

Related party service agreement

Costs incurred with a related party service agreement for the year ended December 31, 2015 was $240,000 compared to $240,000 for the year ended December 31, 2014. No change is due to no changes in the service agreement with Gameforyou Inc.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2015 was $0 compared to $10,188 for the year ended December 31, 2014.  No depreciation and amortization is due to no depreciation on our computers, office equipment and game licenses.

Interest expense

Interest expense for the year ended December 31, 2015 was $72,948 compared to $72,497 for the year ended December 31, 2014.  The increase of $451 or 1% was primarily due to increase in the average loan balances during 2015 compared to 2014.

Net Loss

Our Net Loss for the year ended December 31, 2015 was $418,868 compared to $527,407 for the year ended December 31, 2014.  The decrease of $108,539 or 21% was primarily due to decrease in total costs and expenses, primarily the impairment of licenses and contributed services, and increase in revenue.

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

Sources and Uses of Cash

Operations

Our net loss for the year ended December 31, 2015 was $418,868 compared to $527,407 for the year ended December 31, 2014.  The decrease of $108,539 or 21% was primarily due to decrease in selling, general and administrative expenses, and decrease in impairment of licenses.

Revenue for the year ended December 31, 2015 was $88,542 compared to $81,700 for the year ended December 31, 2014.  The increase of $6,842 or 8% was primarily due to an increase in revenue from our online game.

Investments

For the year ended December 31, 2015, we did not make any investments.

For the year ended December 31, 2014, we did not make any investments.

Financing

For the year ended December 31, 2015, our cash flows from financing activities totaled $27,720, from $28,720 in proceeds from advance from affiliate offset by the repayment of $1,000 in advances.

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

POLLEX, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pollex, Inc.

Santa Clara, CA

We have audited the accompanying balance sheets of Pollex, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015.  Pollex, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company incurred net losses of $418,868 and $527,407 in 2015 and 2014, and had negative working capital of $3,801,428 and accumulated deficit of $140,840,109 at December 31, 2015.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 1, 2016

Tinton Falls, New Jersey

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101

40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CGTeam.com

POLLEX, INC.

BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,922	$4,329
Due from related party	-	53,423

Total Current Assets	5,922	57,752

Property and equipment, net of accumulated depreciation of $10,497 and $10,497 at December 31, 2015 and 2014, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$7,222	$59,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$498,895	$506,093
Accrued expenses	485,393	398,943
Amounts due to affiliate under service agreement	1,251,000	1,011,000
Advances from affiliate	356,263	388,477
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,807,350	3,520,312

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,689 issued and outstanding at December 31, 2015 and 2014, respectively	5,120	5,120
Additional paid-in capital	137,034,861	136,954,861
Accumulated deficit	(140,840,109)	(140,421,241)

Total Stockholders’ Deficit	(3,800,128)	(3,461,260)

Total Liabilities and Stockholders’ Deficit	$7,222	$59,052

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2015	2014

REVENUES	$88,542	$81,700

COSTS AND EXPENSES
Cost of goods sold	-	586
Selling, general and administrative	194,462	215,836
Related party service agreement	240,000	240,000
Impairment of license agreements	-	70,000
Depreciation and amortization	-	10,188
Total Costs and Expenses	434,462	536,610

OPERATING LOSS	(345,920)	(454,910)

OTHER EXPENSE
Interest expense	(72,948)	(72,497)
Total Other Expense	(72,948)	(72,497)

LOSS BEFORE INCOME TAXES	(418,868)	(527,407)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(418,868)	$(527,407)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.08)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,689	5,121,689

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	5,121,689	$5,120	$136,874,861	$(139,893,834)	$(3,013,853)

Contribution of services	-	-	80,000	-	80,000

Net loss for the year ended December 31, 2014	-	-	-	(527,407)	(527,407)

Balance, December 31, 2014	5,121,689	5,120	136,954,861	(140,421,241)	(3,461,260)

Contribution of services	-	-	80,000	-	80,000

Net loss for the year ended December 31, 2015	-	-	-	(418,868)	(418,868)

Balance, December 31, 2015	5,121,689	$5,120	$137,034,861	$(140,840,109)	$(3,800,128)

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(418,868)	$(527,407)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	-	10,188
Impairment of license agreements	-	70,000
Contributed Service	80,000	80,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(708)
(Increase) decrease in receivable from affiliate	(6,511)	(53,423)
Increase (decrease) in accrued expenses	79,252	69,630
Increase (decrease) in amounts due affiliate under service agreement	240,000	240,000
Net cash used in operating activities	(26,127)	(111,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	28,720	95,200
Repayment of advance from affiliate	(1,000)	(40,000)
Loan proceeds	-	85,000
Repayment of loan	-	(28,896)

Net cash provided by financing activities	27,720	111,304

Net increase (decrease) in cash	1,593	(416)

CASH AT BEGINNING OF YEAR	4,329	4,745

CASH AT END OF YEAR	$5,922	$4,329

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$-	$708

Netting of related party receivables and payables	$59,934	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The Company is currently operating “The Great Merchant”.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $418,868 and $527,407 for the years ended December 31, 2015 and 2014, respectively, had negative working capital of $3,801,428 at December 31, 2015 and had an accumulated deficit of $140,840,109 at December 31, 2015.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2015

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

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

At December 31, 2015 and 2014, the Company had not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date for one year to interim and annual periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and retrospective application is required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

NOTE D – EQUIPMENT

Equipment is comprised of the following:

	December 31,		Estimated
	2015	2014	Useful Life
Computers	$10,479	$10,479	3 years
Accumulated depreciation	(10,479)	(10,479)
	$-	$-

Depreciation expense was $0 and $188 for the years ended December 31, 2015 and 2014, respectively.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE E – LICENSE AGREEMENTS

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

The Company engaged a Korea-based service provider to support and maintain the online games, and collect payments from customers.  Under this agreement the service provider is required to pay the Company 29% of gross sales.  For the years ended December 31, 2015 and 2014, the Company billed such 29%, or $0 and $708, respectively.

During the year ended December 31, 2014, amortization expense was $10,000 on these games. In June 2014, the Company decided to no longer utilize its’ licenses in South Korea and to focus on the Great Merchant and other gaming opportunities in the United States. As such, the license agreements were written off and an impairment of $70,000 was recognized during the year ended December 31, 2014.

NOTE F – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

For the years ended December 31, 2015 and 2014, the Company also borrowed $28,720 and $95,200, respectively, from Joytoto Korea. For the years ended December 31, 2015 and 2014, the Company repaid $1,000 and $40,000, respectively, to Joytoto Korea. At December 31, 2015 and 2014, $356,263 and $388,477 were due to Joytoto Korea.

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2015 and 2014, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) At December 31, 2015 and 2014, BCasual owed the Company $59,934 and $53,423, respectively, relating to these transactions. Effective December 31, 2015, Joytoto Korea agreed to assume the amounts due from BCasual. As such, the payable to Joytoto Korea has been offset by the $59,934 due from BCasual at December 31, 2015.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE F – RELATED PARTY TRANSACTIONS (Continued)

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

During the year ended December 31, 2014, the Company received proceeds of $85,000 and repaid $28,896.

NOTE H - INCOME TAXES

At December 31, 2015, the Company had an unused net operating loss carryforward of approximately $6,600,000 for income tax purposes, which expires between 2027 and 2034. This net operating loss carryforward may result in future income tax benefits of approximately $2,250,000; however because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2015	2014
Deferred tax liabilities	$-	$-
Deferred tax asset-
Net operating loss carryforward	2,250,000	2,108,000
Valuation allowance	(2,250,000)	(2,108,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2015	2014
U.S. statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE I- STOCKHOLDERS’ DEFICIT

Preferred stock- The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock were issued and outstanding at December 31, 2015 or 2014.

Common stock- The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. 5,121,689 shares of common stock were issued and outstanding at December 31, 2015 and 2014.

NOTE J – COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2016.  The Company’s made a deposit of $1,300 and the rent payments are $1,480 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

The minimum future lease commitment on the above lease is $13,320, through September 30, 2016, exclusive of $11,250 in noncancelable subleases.

Rent expense for the years ended December 31, 2015 and 2014 was $1,860 and $6,640, respectively

Employment Agreements:

On March 21, 2014, the Company entered into three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the years ended December 31, 2015 and 2014, the Company recorded $80,000 and $80,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.   We do not have sufficient personnel working on our accounting functions to ensure we can timely file our quarterly and annual reports. Management evaluated the impact of our lack of internal accounting personnel to ensure we can timely file our required quarterly and annual reports and has concluded that the control deficiency that resulted represented a material weakness.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria.

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

Name	Age	Position(s)

Seong Sam Cho	50	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman

Seong Sam Cho (Sam Cho), 50, has been the President, Chief Executive Officer and Chairman of the Company since December 4, 2012 and the Chief Financial Officer, Secretary, and a Director since October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2015.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2015.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2015 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Sam Cho	2015	1	—	—	—	—	—	—	1
Chief Executive Officer, President, and Director (1)	2014	1	—	—	—	—	—	—	1

* Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

Employment Contracts

On March 21, 2014, the Company entered into a three year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the years ended December 31, 2015 and 2014, the Company recorded $80,000 and $80,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

Other Compensation

We do not have employment agreements with any of our other employees.

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2015:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2016, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Joytoto Co. Ltd. (4) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000	19.5%

Common Stock	Doo Ho Choi	266,666	5.2%

Common Stock	Seong Yong Cho	700,000	13.7%

Common Stock	Seong Sam Cho (2)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (1 persons)	700,000	13.7%

(1)	Unless otherwise indicated, based on 5,121,689 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors. Beneficial ownership by these officers does not include shares owned by Joytoto Co., Ltd. or Joyon Entertainment Co., Ltd.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Pollex, Inc., 2005 De La Cruz Blvd. Suite 142, Santa Clara, CA 95050.

(4)	Joyon Entertainment Co., Ltd. is a wholly-owned subsidiary of Joytoto Co. Ltd., and as such, the shares of common stock held by both are attributed to the other. Combined, they own 42.3% of our outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2015 and 2014, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $37,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $36,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

During the year ended December 31, 2014, Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2015, Cowan, Gunteski & Co., P.A. did not bill us for any other fees.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)

Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Stock Purchase Agreement

10.8 (9)	Conversion and Release Agreement

10.9 (9)	Employment Agreement with Seong Sam Cho

21.1	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 1, 2016	By:
Seong Sam Cho
President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer, Chief Financial Officer,	April 1, 2016
Seong Sam Cho	Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

