Form 10-Q
period 2016-03-31
Pollex, Inc.
filed 2016-05-23
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 23, 2016, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,539	$5,922

Total Current Assets	8,539	5,922

Other asset – Deposit	1,300	1,300

Total Assets	$9,839	$7,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$498,895	$498,895
Accrued expenses and other payables	501,725	485,393
Amounts due to affiliate under service agreement	1,296,000	1,251,000
Advances from affiliate	351,826	356,263
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,864,245	3,807,350

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares; par value $0.001; None issued and outstanding	-	-
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,689 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5,120	5,120
Additional paid-in capital	137,054,861	137,034,861
Accumulated deficit	(140,914,387)	(140,840,109)

Total Stockholders’ Deficit	(3,854,406)	(3,800,128)

Total Liabilities and Stockholders’ Deficit	$9,839	$7,222

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

REVENUES	$34,136	$21,759

COSTS AND EXPENSES
Selling, general and administrative	30,227	53,756
Related party service agreement	60,000	60,000
Total Costs and Expenses	90,227	113,756

OPERATING LOSS	(56,091)	(91,997)

OTHER EXPENSE
Interest expense	(18,187)	(17,987)
Total Other Expense	(18,187)	(17,987)

LOSS BEFORE INCOME TAXES	(74,278)	(109,984)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(74,278)	$(109,984)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	5,121,689	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,278)	$(109,984)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Contributed Service	20,000	20,000
Changes in assets and liabilities:
(Increase) decrease in receivable from affiliate	-	(25,919)
Increase (decrease) in accounts payable	-	12,059
Increase (decrease) in accrued expenses and other payables	16,332	17,988
Increase (decrease) in amounts due to affiliate under service agreement	45,000	60,000
Net cash used in operating activities	7,054	(25,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	-	25,020
Repayment of advance from affiliate	(4,437)	-

Net cash provided by financing activities	(4,437)	25,020

Net increase (decrease) in cash	2,617	(836)

CASH AT BEGINNING OF YEAR	5,922	4,329

CASH AT END OF YEAR	$8,539	$3,493

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2015.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $74,278 and $109,984 for the three months ended March 31, 2016 and 2015, respectively, had negative working capital of $3,854,406 at March 31, 2016 and had an accumulated deficit of $140,914,387 at March 31, 2016.  In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  There is no assurance the Company will be able to raise sufficient funds on favorable terms, if at all. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating The Great Merchant, in open beta testing in January 2010. During the three months ended March 31, 2016 and 2015, the Company generated revenues of $34,136 and $21,759, respectively, from The Great Merchant.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the three months ended March 31, 2016, the Company repaid $4,437. During the three months ended March 31, 2015, the Company received proceeds of $25,020.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the three months ended March 31, 2016 and 2015, $60,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At March 31, 2016 and December 31, 2015, $1,296,000 and $1,251,000 respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) At March 31, 2016 and December 31, 2015, BCasual owed the Company $0 and $59,934, respectively, relating to these transactions. Effective December 31, 2015, Joytoto Korea agreed to assume the amounts due from BCasual. As such, the payable to Joytoto Korea has been offset by the $59,934 due from BCasual at December 31, 2015.

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

NOTE F - INCOME TAXES

At March 31, 2016 and December 31, 2015, the Company had unused net operating loss carryforwards of approximately $6,670,000 and $6,600,000, respectively, for income tax purposes, which expire between 2027 and 2036. The net operating loss carryforwards may result in future income tax benefits of approximately $2,269,000 and $2,250,000, respectively; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,269,000	2,250,000
Valuation allowance	(2,269,000)	(2,250,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	March 31,
	2016	2015
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

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

The minimum future lease commitment at March 31, 2016 on the above lease is $8,280, through September 30, 2016, exclusive of $7,500 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the three months ended March 31, 2016 and 2015, the Company recorded $20,000 and $20,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Our operations are focused on Online Games. Our Online Games business segment has generated $34,136 for the three months ended March 31, 2016.

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

Revenues, Expenses and Loss from Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our results of operations for the three months ended March 31, 2016 and for the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue	$34,136	$21,759
Selling, general and administrative	30,227	53,756
Related party service agreement	60,000	60,000
Total costs and expenses	90,227	113,756
Other expense - interest expense	18,187	17,987
Net Loss	$(74,278)	$(109,984)

For the three months ended March 31, 2016, we generated $34,136 in revenue compared to $21,759 for the three months ended March 31, 2015.  The increase of $12,377 or 57% was primarily due to increase in revenue generated from our online game.

For the three months ended March 31, 2016, our selling, general and administrative expenses of $30,227 consisted primarily of $7,675 in professional fees and $20,000 in payroll.  For the three months ended March 31, 2015, our selling, general and administrative expenses of $53,756 consisted primarily of $27,470 in professional fees and $20,000 in payroll.  The decrease of $23,529 or 44% was primarily due to less office expenses and professional fees.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the three months ended March 31, 2016, we had $90,227 in total costs and expenses compared to $113,756 for the three months ended March 31, 2015.  The decrease of $23,529 or 21% was primarily due to decrease in selling general and administrative fees.

Other Expenses for the three months ended March 31, 2016 consisted of $18,187. Other Expenses for the three months ended March 31, 2015 consisted of $17,987. The increase of $200 or 1% was primarily due to interest in loan balances.

Net Loss

Our Net Loss for the three months ended March 31, 2016 was $74,278 compared to $109,984 for the three months ended March 31, 2015.  The decrease of $35,706 or 32% was primarily due to decrease in cost and expenses and increase in revenue.

Liquidity and Capital Resources

Introduction

Our primary assets are cash and deposits.

During the three months ended March 31, 2016, our online games business segment generated $34,136 in total revenues while in its open beta testing and commercial service. We have begun to generate revenue from our other license agreements.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2016	As of December 31, 2015	Change
Cash and cash equivalents	$8,539	$5,922	$2,617

Total current assets	12,979	5,922	7,057

Deposits	1,300	1,300	0
Total assets	9,839	7,222	2,617
Accounts payable	498,895	498,895	0
Accrued expenses and other paybles	501,725	485,393	16,332
Due to affiliate under service agreement	1,296,000	1,251,000	45,000
Advances from affiliate	351,826	356,263	(4,437)
Loans payable	1,215,799	1,215,799	0
Total Current Liabilities	3,864,245	3,807,350	56,895

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2016 we had a net loss of $74,278 compared to $109,984 for the three months ended March 31, 2015.  This was offset by contributed services of $20,000, an increase in accrued expenses and other payables of $16,332 and an increase in amounts due to affiliate under service agreement of $45,000 for total cash provided by our operating activities of $7,054.

Investments

We had no investment activities for the three months ended March 31, 2016 or March 31, 2015.

Financing

For the three months ended March 31, 2016, our cash flows used in financing activities totaled $4,437 due to repayment of an affiliate.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Pollex, Inc.

May 23, 2016	By:	/s/ Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)