Form 10-Q
period 2016-06-30
Pollex, Inc.
filed 2016-08-22
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2016, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,913	$5,922
Total current assets	8,913	5,922

Other Asset - Deposit	1,300	1,300

Total Assets	$10,213	$7,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$498,895	$498,895
Accrued expenses	569,780	485,393
Amounts due to affiliate under service agreement	1,356,000	1,251,000
Advances from affiliate	335,300	356,263
Loans payable	1,215,799	1,215,799

Total Current Liabilities	3,975,774	3,807,350

Stockholders' Deficit
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,689 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5,120	5,120
Additional paid-in capital	137,074,861	137,034,861
Accumulated deficit	(141,045,543)	(140,840,109)

Total Stockholders’ Deficit	(3,965,562)	(3,800,128)

Total Liabilities and Stockholders’ Deficit	$10,213	$7,222

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$44,907	$21,016	$79,042	$42,775

COSTS AND EXPENSES
Selling, general and administrative	97,876	55,910	128,103	109,666
Related party service agreement	60,000	60,000	120,000	120,000
Total Costs and Expenses	157,876	115,910	248,103	229,666

OPERATING LOSS	(112,969)	(94,894)	(169,061)	(186,891)

OTHER EXPENSE
Interest expense	(18,187)	(18,187)	(36,374)	(36,174)
Total Other Expense	(18,187)	(18,187)	(36,374)	(36,174)

LOSS BEFORE INCOME TAXES	(131,156)	(113,081)	(205,435)	(223,065)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(131,156)	$(113,081)	$(205,435)	$(223,065)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.03)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,435)	$(223,065)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Contributed Service	40,000	40,000
Changes in assets and liabilities:
(Increase) decrease in receivable from affiliate	-	(16,929)
Increase (decrease) in accounts payable	-	3,761
Increase (decrease) in accrued expenses and other payables	84,388	48,425
Increase (decrease) in amounts due affiliate under service agreement	120,000	120,000

Net cash provided by(used in) in operating activities	38,953	(27,808)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	-	28,720
Repayment of advance from affiliate	(35,962)	(1,000)
Loan proceeds	-	-
Repayment of loan	-	-

Net cash (used in) provided by financing activities	(35,962)	27,720

Net increase (decrease) in cash	2,991	(88)

CASH AT BEGINNING OF PERIOD	5,922	4,329

CASH AT END OF PERIOD	$8,913	$4,241

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Settlement of accounts payable with common stock	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2015.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $205,435 and $223,065 for the six months ended June 30, 2016 and 2015, respectively, had negative working capital of $3,966,862 at June 30, 2016 and had an accumulated deficit of $141,054,543 at June 30, 2016. In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating The Great Merchant in open beta testing in January 2010 and the game opened for full commercial service in September 2011. During the six months ended June 30, 2016 and 2015, the Company generated revenues of $79,042 and $42,775, respectively, from The Great Merchant.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the six months ended June 30, 2016, the Company repaid $35,962.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the six months ended June 30, 2016 and 2015, $120,000 and $120,000, respectively, were recognized in the Statement of Operations under this agreement. At June 30, 2016 and December 31, 2015, $1,356,000 and $1,251,000 respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) At June 30, 2016 and December 31, 2015, BCasual owed the Company $0 and $59,934, respectively, relating to these transactions. Effective December 31, 2015, Joytoto Korea agreed to assume the amounts due from BCasual. As such, the payable to Joytoto Korea has been offset by the $59,934 due from BCasual at December 31, 2015.

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

NOTE F - INCOME TAXES

At June 30, 2016 and December 31, 2015, the Company had unused net operating loss carryforwards of approximately $6,670,000 and $6,600,000, respectively, for income tax purposes, which expire between 2027 and 2036. The net operating loss carryforwards may result in future income tax benefits of approximately $2,269,000 and $2,250,000, respectively; however, because realization is uncertain at this time, a valuation reserve equal to the potential future tax benefit has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Deferred tax liabilities	$-	$-

Deferred tax asset-
Net operating loss carryforward	2,269,000	2,250,000
Valuation allowance	(2,269,000)	(2,250,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	June 30,
	2016	2015
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net tax expense	-%	-%

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

The minimum future lease commitment at June 30, 2016 on the above lease is $4,440, through September 30, 2016, exclusive of $3,750 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the six months ended June 30, 2016 and 2015, the Company recorded $40,000 and $40,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Our operations are focused on Online Games. Our Online Games business segment has generated $44,907 for the six months ended June 30, 2016.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and in-game looks. We anticipate that future purchase methods such as credit cards and mobile phone payments will be added in the future.

Revenues, Expenses and Loss from Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Our results of operations for the three months ended June 30, 2016 and for the three months ended June 30, 2015 are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Revenue	$44,907	$21,016
Selling, general and administrative	97,876	55,910
Related party service agreement	60,000	60,000
Total costs and expenses	157,876	115,910
Other expense - interest expense	(18,187)	(18,187)
Net Loss	$(131,156)	$(113,081)

For the three months ended June 30, 2016, we generated $44,907 in revenue compared to $21,016 for the three months ended June 30, 2015.  The increase of $23,891 or 53% was primarily due to increase in revenue generated from our online game.

For the three months ended June 30, 2016, our selling, general and administrative expenses of $97,876 consisted primarily of $57,845 in professional fees, $20,000 in contributed services and $20,031 in office expenses.  For the three months ended June 30, 2015, our selling, general and administrative expenses of $55,910 consisted primarily of $28,410 in professional fees, $20,000 in contributed services and $7,500 in office expenses. The increase of $41,966 or 43% was primarily due to increase in office expenses.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the three months ended June 30, 2016, we had $157,876 in total costs and expenses compared to $115,910 for the three months ended June 30, 2015.  The increase of $41,966 or 36% was primarily due to increase in selling, general and administrative fees.

Other Expenses for the three months ended June 30, 2016 consisted of $18,187. Other Expenses for the three months ended June 30, 2015 consisted of $18,187. There was no change in interest expense.

Our Net Loss for the three months ended June 30, 2016 was $131,156 compared to $113,081 for the three months ended June 30, 2015.  The increase of $18,075 or 16% was primarily due to an increase in selling, general and administrative fees.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Our results of operations for the six months ended June 30, 2016 and for the six months ended June 30, 2015 are as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenue	$79,042	$42,775
Selling, general and administrative	128,103	109,666
Related party service agreement	120,000	120,000
Total costs and expenses	248,103	229,666
Other expense - interest expense	(36,374)	(36,174)
Net Loss	$(205,435)	$(223,065)

For the six months ended June 30, 2016, we generated $79,042 in revenue compared to $42,775 for the six months ended June 30, 2015.  The increase of $36,267 or 46% was primarily due to an increase in game revenue from our online game, the Great Merchant.

For the six months ended June 30, 2016, our selling, general and administrative expenses of $128,103 consisted primarily of $64,565 in professional fees, $40,000 in contributed services, and $23,538 in office expenses.  For the six months ended June 30, 2015, our selling, general and administrative expenses of $109,666 consisted primarily of $55,880 in professional fees, $40,000 in contributed services, and $13,786 in office expenses. The increase of $18,438 or 14% was primarily due to increase in professional fees and office expenses

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the six months ended June 30, 2016, we had $248,103 in total costs and expenses compared to $229,666 for the six months ended June 30, 2015.  The increase of $18,438 or 7.4% was primarily due to increase in selling, general and administrative fees.

Other Expenses for the six months ended June 30, 2016 consisted of $36,374 in interest expense. Other Expenses for the six months ended June 30, 2015 consisted of $36,174, an increase of $200 or 1%.

 Our Net Loss for the six months ended June 30, 2016 was $205,435 compared to $223,065 for the six months ended June 30, 2015.  The decrease of $17,629 or 8.6% was primarily due to increase in selling, general and administrative fees offset by increase in revenue.

Liquidity and Capital Resources

Introduction

Our primary asset is cash.

During the six months ended June 30, 2016, our online games business segment generated $79,042 in total revenues while in commercial service.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of June 30, 2016	As of December 31, 2015	Change
Cash and cash equivalents	$8,913	$5,922	$2,991
Total current assets	8,913	5,992	2,921
Deposits	1,300	1,300	-
Total assets	10,213	7,222	2,990
Accounts payable	498,895	498,895	-
Accrued expenses	569,780	485,393	84,387
Due to affiliate under service agreement	1,356,000	1,251,000	105,000
Advances from affiliate	335,300	356,263	20,963
Loans payable	1,215,799	1,215,799	-
Total Current Liabilities	3,975,774	3,807,350	168,424

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2016 we had a net loss of $205,435 compared to $223,065 for the six months ended June 30, 2015.  This was offset by contributed services of $40,000, an increase in accrued expenses of $84,388, an increase in amounts due to affiliate under service agreement of $120,000 for total cash used in our operating activities of $38,953.

Investments

We had $0 invested in cash used in investment activities for the six months ended June 30, 2016 and 2015.

Financing

For the six months ended June 30, 2016, our cash flows from financing activities totaled $35,962 from repayment of advance from affiliate.

For the six months ended June 30, 2015, our cash flows from financing activities totaled $27,720 from an advance from an affiliate.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Pollex, Inc.

August 22, 2016	By:	/s/ Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

