Form 10-Q
period 2016-09-30
Pollex, Inc.
filed 2016-11-21
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 21, 2016, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

POLLEX, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,879	$5,922

Total Current Assets	12,879	5,922

Property and equipment, net of accumulated depreciation of $10,479 and $10,479 at September 30, 2016 and December 31, 2015, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$14,179	$7,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$498,895	$498,895
Accrued expenses	605,974	485,393
Amounts due to affiliate under service agreement	1,416,000	1,251,000
Advances from affiliate	332,050	356,263
Loans payable	1,215,799	1,215,799

Total Current Liabilities	4,068,718	3,807,350

Stockholders' Deficit
Common stock, authorized 300,000,000 shares;
par value $0.001; 5,121,688 issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	5,120	5,120
Additional paid-in capital	137,094,861	137,034,861
Accumulated deficit	(141,154,520)	(140,840,109)

Total Stockholders’ Deficit	(4,054,539)	(3,800,128)

Total Liabilities and Stockholders’ Deficit	$14,179	$7,222

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$37,650	$23,086	$116,693	$65,861

COSTS AND EXPENSES
Selling, general and administrative	68,238	41,340	196,343	151,006
Related party service agreement	60,000	60,000	180,000	180,000
Total Costs and Expenses	128,238	101,340	376,343	331,006

OPERATING LOSS	(90,588)	(78,254)	(259,650)	(265,145)

OTHER EXPENSE
Interest expense	(18,387)	(18,387)	(54,761)	(54,561)
Total Other Expense	(18,387)	(18,387)	(54,761)	(54,561)

LOSS BEFORE INCOME TAXES	(108,975)	(96,641)	(314,411)	(319,706)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(108,975)	$(96,641)	$(314,411)	$(319,706)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,688	5,121,688	5,121,688	5,121,688

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,411)	$(312,206)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Contributed Service	60,000	60,000
Changes in assets and liabilities:
(Increase) decrease in receivable from affiliate	-	(9,929)
Increase (decrease) in account payable	-	4,081
Increase (decrease) in accrued expenses	120,581	58,062
Increase (decrease) in amounts due affiliate under service agreement	180,000	180,000
Net cash used in operating activities	46,170	(19,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	-	28,720
Repayment of advance from affiliate	(39,213)	(1,000)

Net cash provided by (used in) financing activities	(39,213)	27,720

Net increase in cash	6,957	7,728

CASH AT BEGINNING OF YEAR	5,922	4,329

CASH AT END OF YEAR	$12,879	$12,057

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Assumption of accounts receivable by lender	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2015.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $314,411 and $319,706 for the nine months ended September 30, 2016 and 2015, respectively, had negative working capital of $4,055,839 at September 30, 2016 and had an accumulated deficit of $141,154,520 at September 30, 2016. In order to fund future operations, the Company will need to raise capital through the equity markets and generate revenue through its license agreements. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating The Great Merchant, in open beta testing in January 2010, and the game opened for full commercial service in September 2011. During the nine months ended September 30, 2016 and 2015, the Company generated revenues of $116,693 and $65,861, respectively, from The Great Merchant.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the nine months ended September 30, 2016, the Company repaid $39,213.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the nine months ended September 30, 2016 and 2015, $180,000 and $180,000, respectively, were recognized in the Statement of Operations under this agreement. At September 30, 2016 and December 31, 2015, $1,416,000 and $1,251,000 respectively were due to Gameforyou, Incorporated.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) At September 30, 2016 and December 31, 2015, BCasual owed the Company $0 and $59,934, respectively, relating to these transactions. Effective December 31, 2015, Joytoto Korea agreed to assume the amounts due from BCasual. As such, the payable to Joytoto Korea has been offset by the $59,934 due from BCasual at December 31, 2015.

In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of both promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty.

NOTE F - INCOME TAXES

At September 30, 2016 and December 31, 2015, the Company had unused net operating loss carryforwards of approximately $6,900,000 and $6,600,000, respectively, for income tax purposes, which expire between 2027 and 2036. The net operating loss carryforwards may result in future income tax benefits of approximately $2,269,000 and $2,250,000, respectively; however, because realization is uncertain at this time, a valuation reserve equal to the potential future tax benefit has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

NOTE F - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Deferred tax liabilities	$-	$-
Deferred tax asset-
Net operating loss carryforward	2,269,000	2,250,000
Valuation allowance	(2,269,000)	(2,250,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	September 30, 2016	December 31, 2015
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	34%	34%
Net tax expense	-%	-%

NOTE G- COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term is through September 30, 2016.  The Company made a deposit of $1,300 and the rent payments are $1,685 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement.

The minimum future lease commitment at September 30, 2016 on the above lease is $16,850, through September 30, 2017, exclusive of $11,250 in noncancelable subleases.

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00.

For the nine months ended September 30, 2016 and 2015, the Company recorded $60,000 and $60,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

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

Our operations are focused on Online Games. Our Online Games business has generated $116,693 for the nine months ended September 30, 2016.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010. The game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in game currency (GP) to further their character and purchase items to increase their character’s abilities and in-game looks. We anticipate that other purchase methods such as credit cards and mobile phone payments will be added in the future.

Revenues, Expenses and Loss from Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2016 and for the three months ended September 30, 2015 are as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Revenue	$37,650	$23,086
Selling, general and administrative	68,238	41,340
Related party service agreement	60,000	60,000
Total costs and expenses	128,238	101,340
Other expense - interest expense	(18,387)	(18,387)
Net Loss	$(108,975)	$(96,641)

For the three months ended September 30, 2016, we generated $37,650 in revenue compared to $23,086 for the three months ended September 30, 2015.  The increase of $14,564 or 39% was primarily due to increase in paying players and micro-transactions from our online game.

For the three months ended September 30, 2016, our selling, general and administrative expenses of $68,238 consisted primarily of $33,910 in professional fees, $20,000 in contributed services and $14,327 in office expense.  For the three months ended September 30, 2015, our selling, general and administrative expenses of $41,340 consisted primarily of $16,470 in professional fees, $20,000 in contributed services and $4,870 in office expenses. The increase of $26,898 or 39% was primarily due to increase in professional fees and corporate income tax.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the three months ended September 30, 2016, we had $128,238 in total costs and expenses compared to $101,340 for the three months ended September 30, 2015.  The increase of $26,898 or 21% was primarily due to increase in professional fees and corporate income tax.

Other Expenses for the three months ended September 30, 2016 consisted of $18,387. Other Expenses for the three months ended September 30, 2015 consisted of $18,387. There was no change in interest expense.

Net Loss

 Our Net Loss for the three months ended September 30, 2016 was $108,975 compared to $96,641 for the three months ended September 30, 2015.  The increase of $12,334 or 11% was primarily due to increase in professional fees and corporate income tax.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015 are as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenue	$116,693	$65,861
Selling, general and administrative	196,343	151,006
Related party service agreement	180,000	180,000
Total costs and expenses	376,343	331,006
Other expense - interest expense	(54,761)	(54,761)
Net Loss	$(314,411)	$(319,706)

For the nine months ended September 30, 2016, we generated $116,693 in revenue compared to $65,861 for the nine months ended September 30, 2015.  The increase of $50,832 or 44% was primarily due to increase in paying players and micro-transactions from our online game.

For the nine months ended September 30, 2016, our selling, general and administrative expenses of $196,343 consisted primarily of $98,475 in professional fees, $60,000 in contributed services, and $37,866 in office expenses. For the nine months ended September 30, 2015, our selling, general and administrative expenses of $151,006 consisted primarily of $72,350 in professional fees, $60,000 in contributed services, and $18,656 in office expenses. The increase of $45,337 or 23% was primarily due to increase in professional fees and corporate income tax.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the nine months ended September 30, 2016, we had $376,343 in total costs and expenses compared to $331,006 for the nine months ended September 30, 2015.  The increase of $45,337 or 12% was primarily due to increase in professional fees and corporate income tax.

Other Expenses for the nine months ended September 30, 2016 consisted of $54,761. Other Expenses for the nine months ended September 30, 2015 consisted of $54,761. There was no change in interest expense.

Net Loss

Our Net Loss for the nine months ended September 30, 2016 was $314,411 compared to $319,706 for the nine months ended September 30, 2015.  The increase of $5,295 or 2% was primarily due to increase in our selling, general and administrative fees offset by increase in our revenue generated from our online game.

Liquidity and Capital Resources

Our primary asset is cash.

During the nine months ended September 30, 2016, our online games business segment generated $116,693 in total revenues while in commercial service.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of September 30, 2016	As of December 31, 2015	Change
Cash and cash equivalents	$12,879	$5,922	$6,957
Total current assets	12,879	5,922	6,957
Deposits	1,300	1,300	—
Total assets	14,179	7,222	6,957
Accounts payable	498,895	498,895	—
Accrued expenses	605,974	485,393	120,581
Due to affiliate under service agreement	1,416,000	1,251,000	165,000
Advances from affiliate	332,050	356,263	(24,213)
Loans payable	1,215,799	1,215,799	—
Total Current Liabilities	4,068,718	3,807,350	261,368

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreement.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2016 we had a net loss of $314,411 compared to $319,706 for the nine months ended September 30, 2015.  This was offset by contributed services of $60,000, increase in accrued expenses of $120,581 and an increase in amounts due to affiliate under service agreement of $180,000 for total cash used in our operating activities of $46,170.

Investments

We did not use any cash in investment activities for the three and nine months ended September 30, 2016.

We did not use any cash in investment activities for the three and nine months ended September 30, 2015.

Financing

For the nine months ended September 30, 2016, our cash flows from financing activities totaled $39,213 from a repayment of an advance from affiliate.

For the nine months ended September 30, 2015, our cash flows from financing activities totaled $27,720 from $28,720 in net cash from proceeds advanced from affiliate offset by $1,000 in repayment of advance from affiliate.

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

Revenue Recognition

Revenues are recognized when all the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level.

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
November 21, 2016
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

