Form 10-K
period 2016-12-31
Pollex, Inc.
filed 2017-04-18
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $51,534 as of the Registrant's most recently completed second fiscal quarter. The voting stock held by non-affiliates on that date consisted of 1,288,355 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2017, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

We are an owned subsidiary of Joytoto Co., Ltd, (“Joytoto Korea”). We are determined to focus our efforts on our Online Games business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

Our principal executive offices are located at 2005 De La Cruz Blvd, Suite 142, Santa Clara, CA 95050. Our telephone number is (408) 350-7340.

Products and Services

Our operations are focused on Online Games. Our Online Games business segment has generated $160,428 for the fiscal year ended December 31, 2016.

Our major online game business is The Great Merchant. The online game is operating at its website http://www.thegreatmerchant.com. The website operated in open beta testing on January 2010 and the game opened for full commercial service on September 1, 2011. The Great Merchant is a free-to-play MMO (Massively Multiplayer Online) PC game. Players can download the game for free from our website and interact with other players in the game to trade, fight, and explore the game world. The game is set in 14th century Asia with Korea, China, Taiwan, and Japan as the main explorable countries. As a free-to-play game, the Great Merchant offers micro-transactions through PayPal which players can purchase in-game currency (game points) to further their character and purchase items to increase their character’s abilities and in-game looks. Additional purchase methods such as credit cards and mobile phone payments will be added in the future.

Online Games

The Company operates The Great Merchant under a master leasing agreement with Joytoto Korea. The Great Merchant is an economic based MMORPG (Massively Multiplayer Online Role Playing Game) online at http://www.thegreatmerchant.com.  While the game is free to play and there is no cost for users to download and connect to the game, the game prompts the user to use micro-transactions to purchase in-game points that can be used to further the in-game operations of their own character. Unlike different MMORPGs on the market, players of The Great Merchant can advance through the game by trading online items and virtual goods.

Customer Service

We focus on retention of our current players and believe our ability to establish and maintain long-term relationships with players depends, in part, on the strength of our customer support and service operations. We utilize frequent communication and feedback from our players to continually improve our website and our service. Our players can communicate with our customer service representatives by email and in-game messages. We are focused on eliminating the need for customer support calls by automating certain self-service features on our website.

Marketing and Advertising

Our sales and marketing efforts are designed to attract visitors to our website and convert and retain them as paying players in a cost effective manner. We intend to employ a multi-channel customer advertising strategy and market and advertise to potential players through a combination of paid and unpaid sources in the 3rd quarter of 2017. We believe that our paid marketing efforts will be significantly enhanced by the benefits of word-of-mouth advertising and referrals by existing players. We regularly monitor the effectiveness of our marketing efforts primarily by conducting surveys during our registration process. We use the survey results to actively manage our online and offline media and channel mix in order to improve the efficiency of our marketing expenditures.

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

Current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	gain access to wider distribution channels;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to securing the rights to valuable licenses;

•	develop stronger relationships with leading software developers; and

•	make higher royalty payments.

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

Employees

As of December 31, 2016, we have one employee, who is full time.

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

During the course of the preparation of our December 31, 2016 financial statements, we identified certain material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

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

Public company compliance requirements may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2017 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our common stock is currently traded on the OTC Pink Marketplace and the OTC Markets Group where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Marketplace stocks given the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming we will continue as a going concern and further states that our net losses of $372,885 and $418,868 in 2016 and 2015, respectively, and accumulated deficit of $141,212,994 at December 31, 2016 raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters include raising capital through the equity markets to fund future operations and generating revenue through our license agreements.  Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company leases approximately 1,021 square feet of office space in Santa Clara, California, for $1,685 per month pursuant to the terms of a month-to-month lease agreement that commenced October 1, 2016.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2015	First Quarter	$0.076	$0.066
	Second Quarter	$0.072	$0.063
	Third Quarter	$0.076	$0.068
	Fourth Quarter	$0.069	$0.040

2016	First Quarter	$0.080	$0.025
	Second Quarter	$0.058	$0.020
	Third Quarter	$0.034	$0.020
	Fourth Quarter	$0.152	$0.032

Our transfer agent is Corporate Stock Transfer.

As of April 14, 2017, the number of holders of record of shares of our common stock is 32.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

The Company did not consummate any unregistered sales of its securities during the fiscal year ended December 31, 2016.

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

Year ended December 31, 2016 compared to the Year ended December 31, 2015

Revenues, Expenses and Loss from Operations

Our revenues expenses, and net loss for the year ended December 31, 2016 and for the year ended December 31, 2015 are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$160,428	$88,542
Selling, general and administrative	220,165	194,462
Related party service agreement	240,000	240,000
Total costs and expenses	460,165	434,462
Other expense- Interest expense	(73,148)	(72,948)
Net Loss	$(372,885)	$(418,868)

Revenue

Total revenue for the year ended December 31, 2016 was $160,428 compared to $88,542 for the year ended December 31, 2015.  The increase of $71,886 or 81% was primarily due to an increase in paying players and micro-transactions from our online game.

Selling, General and Administrative

Selling, General and Administrative expenses for the year ended December 31, 2016 were $220,165 compared to $194,462 for the year ended December 31, 2015.  The increase of $25,703 or 13% was primarily due to increases in professional fees.

Related party service agreement

Costs incurred with a related party service agreement for the year ended December 31, 2016 were $240,000 compared to $240,000 for the year ended December 31, 2015. No change is due to no changes in the service agreement with Gameforyou Inc.

Interest expense

Interest expense for the year ended December 31, 2016 was $73,148 compared to $72,948 for the year ended December 31, 2015.  The increase of $200 or 0.2% was primarily due to an increase in average loan balances during 2016 compared to 2015.

Net Loss

Our Net Loss for the year ended December 31, 2016 was $372,885 compared to $418,868 for the year ended December 31, 2015.  The decrease of $45,983 or 11% was primarily due to an increase in online game revenue.

Liquidity and Capital Resources

Introduction

We have very few current assets. Our cash requirements have been relatively small up to this point, but as our operations increase, we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we not only begin to generate more revenue, but until we can generate enough revenue to sustain our operations.

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate greater revenue from our game, The Great Merchant.

Operations

Our Net Loss for the year ended December 31, 2016 was $372,885 compared to $418,868 for the year ended December 31, 2015.  The decrease of $45,983 or 11% was primarily due to an increase in online game revenue.

Revenue for the year ended December 31, 2016 was $160,428 compared to $88,542 for the year ended December 31, 2015.  The increase of $71,886 or 81% was primarily due to an increase in paying players and micro-transactions from our online game.

Our cash flows provided by operating activities for the year ended December 31, 2016 were $32,506 compared to net cash used in operating expenses of $26,127 for the year ended December 31, 2015. The increase of $58,633 or 45% was primarily due to increase in accrued expenses of $136,004 and an increase in amounts due to affiliate under service agreement of $189,387 offset by the loss of $372,885.

Investments

For the year ended December 31, 2016, we did not make any investments.

For the year ended December 31, 2015, we did not make any investments.

Financing

For the year ended December 31, 2016, our cash flows used in financing activities totaled $29,268, from $5,155 in proceeds from advance from affiliate offset by the repayment of $34,423 in loans.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pollex Inc.

We have audited the accompanying balance sheet of Pollex, Inc. as of December 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Pollex, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31,2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pollex, Inc. will continue as a going concern. As discussed in Note B to the financial statements, the Company has substantial negative working capital and a significant accumulated deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MSpc
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

April 17,2017

www.mspc-cpa.com
340 North Avenue, Cranford, NJ 07016-2496 Tel 908 272-7000 Fax 908 272-7101
546 5th Avenue, New York, NY 10036-5000 Tel 212 682-1234 Fax 212 687-8846
Member of the American Institute of Certified Public Accountants Center for Public Company Audit Firms and Private Companies Practice Section

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pollex, Inc.

Santa Clara, CA.

We have audited the accompanying balance sheet of Pollex, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Pollex, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollex, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred net losses of $418,868 for the year ended December 31, 2015, had negative working capital of $3,801,428 and an accumulated deficit of $140,840,109 at December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 1, 2016

Tinton Falls, NJ

Reply to: 730 Hope Road Tinton Falls NJ 07724 Phone: 732.676.4100 Fax: 732.676.4101

40 Bey Lea Road, Suite A101 Toms River NJ 08753 Phone: 732.349.6880 Fax: 732.349.1949

Member of CPAmerica International

www.CowanGunteski.com

POLLEX, INC.

BALANCE SHEETS

	December 31	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,160	$5,922

Total Current Assets	9,160	5,922

Equipment Net of accumulated depreciation of $10,497 and $10,497 at December 31, 2016 and December 31, 2015, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$10,460	$7,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,134	$118,134
Accrued expenses	621,397	485,393
Amounts due to affiliate under service agreement	1,440,387	1,251,000
Advances from affiliate	707,756	737,024
Loans payable	1,215,799	1,215,799

Total Current Liabilities	4,103,473	3,807,350

Stockholders' Deficit

Preferred stock, authorized 10,000,000 shares; par value $0.001; none issued and outstanding
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,689 issued and outstanding at December 31, 2015 and 2016, respectively	5,120	5,120
Additional paid-in capital	137,114,861	137,034,861
Accumulated deficit	(141,212,994)	(140,840,109)

Total Stockholders’ Deficit	(4,093,013)	(3,800,128)

Total Liabilities and Stockholders’ Deficit	$10,460	$7,222

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2016	2015

REVENUES	$160,428	$88,542

COSTS AND EXPENSES
Selling, general and administrative	220,165	194,462
Related party service agreement	240,000	240,000
Total Costs and Expenses	460,165	434,462

OPERATING LOSS	(299,737)	(345,920)

OTHER EXPENSE
Interest expense	(73,148)	(72,948)
Total Other Expense	(73,148)	(72,948)

LOSS BEFORE INCOME TAXES	(372,885)	(418,868)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(372,885)	$(418,868)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.07)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,689	5,121,689

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	5,121,689	$5,120	$136,954,861	$(140,421,241)	$(3,461,260)

Contribution of services	-	-	80,000	-	80,000

Net loss for the year ended December 31, 2015	-	-	-	(418,868)	(418,868)

Balance, December 31, 2015	5,121,689	5,120	137,034,861	(140,840,109)	(3,800,128)

Contribution of services	-	-	80,000	-	80,000

Net loss for the year ended December 31, 2016	-	-	-	(372,885)	(372,885)

Balance, December 31, 2016	5,121,689	$5,120	$137,114,861	$(141,212,994)	$(4,093,013)

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(372,885)	$(418,868)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Contributed Service	80,000	80,000
Changes in assets and liabilities:
(Increase) decrease in receivable from affiliate	-	(6,511)
Increase (decrease) in accrued expenses	136,004	79,252
Increase (decrease) in amounts due affiliate under service agreement	189,387	240,000
Net cash provided by/(used in) operating activities	32,506	(26,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from affiliate	5,155	28,720
Repayment of advance from affiliate	(34,423)	(1,000)

Net cash (used in)/provided by financing activities	(29,268)	27,720

Net increase in cash	3,238	1,593

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,922	4,329

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,160	$5,922

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Netting of related party receivables and payables	$-	$59,934
Disclosure of non-cash financing activity
Contributed Service	$80,000	$80,000

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pollex, Inc. (the “Company”) is an owned subsidiary of Joytoto Co., Ltd. (“Joytoto Korea”). Our operations are focused in Online Games by acquiring new game licenses and by providing commercial service of such games in South Korea and the United States. The Company is currently operating “The Great Merchant”.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $372,885 and $418,868 for the years ended December 31, 2016 and 2015, respectively, had negative working capital of $4,093,013 at December 31, 2016 and had an accumulated deficit of $141,212,994 at December 31, 2016.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreement. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. In addition, amounts on deposit with Paypal and Paymentwall, a third-party payment processor, are considered cash equivalents in the amount of $9,160 as of December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The Company recognizes revenues from the sale of micro-transactions of its game, The Great Merchant. All payments are made through Paypal and Paymentwall.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

At December 31, 2016 and 2015, the Company had not incurred any liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. There are no potential dilutive common shares at December 31, 2016 and 2015.

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

December 31, 2016 and 2015

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued a comprehensive new lease standard ASU No. 2016-02, which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Reclassification

Certain amounts have been reclassified for presentation purposes. The amounts of $380,761 from the year ended December 31, 2015 in accounts payable were reclassified as advances from affiliate.

NOTE D – LICENSE AGREEMENTS

On April 18, 2007, the Company entered into a master license agreement with Joytoto Korea granting the Company a 10 year license through April 2017 for up to 4 online games, including The Great Merchant. This license is renewable for two additional 5 year terms for $10,000. Prior to the launch of the Great Merchant in 2010, the Company determined that the master license agreement was fully impaired.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE E – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Korea. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date.

For the years ended December 31, 2016 and 2015, the Company also borrowed $5,155 and $28,720, respectively, from Joytoto Korea. For the years ended December 31, 2016 and 2015, the Company repaid $34,423 and $1,000, respectively, to Joytoto Korea. At December 31, 2016 and 2015, $707,756 and $737,024 were due to Joytoto Korea.

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  There has been no issuance of stock and any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2016 and 2015, $240,000 and $240,000, respectively, were recognized in the Statement of Operations under this agreement.

During the year ended December 31, 2014, the Company began making purchases of computer equipment for resale by a related company, BCasual, Incorporated (“BCasual”.) At December 31, 2015, BCasual owed the Company $59,934 relating to these transactions. Effective December 31, 2015, Joytoto Korea agreed to assume the amounts due from BCasual. As such, the payable to Joytoto Korea has been offset by the $59,934 which was due from BCasual at December 31, 2015.

In June 2014, the Company entered a sublease agreement with BCasual for its existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement. The agreement terminated on December 31, 2016.

NOTE F – LOANS PAYABLE

The loans payable consists of unsecured borrowings from two notes from AK Interactive, Co. Ltd. and Mr. Seung Han Shin The terms of the promissory notes are one year and bear interest at an annual rate of 6%. The notes may be repaid at any time prior to their due date without a prepayment penalty. There is no collateral associated with these notes. For years ended December 31, 2016 and 2015, the accrued interest was $73,148 and $72,948, respectively.

At December 31, 2016 and 2015, the Company owed $1,215,799 under such notes which is payable on demand.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE G - INCOME TAXES

At December 31, 2016, the Company had an unused net operating loss carryforward of approximately $6,990,000 for  income tax purposes, which expires between 2027 and 2036. This net operating loss carryforward may result in future income tax benefits of approximately $2,377,000 ; however because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred  income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2016, and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax liabilities	$-	$-
Deferred tax asset-
Net operating loss carryforward	2,377,000	2,250,000
Valuation allowance	(2,377,000)	(2,250,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	December 31,
	2016	2015
U.S. statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE H – COMMITMENTS AND CONTINGENCIES

Property Leases:

On September 5, 2012, the Company signed a lease for office space in Santa Clara, California. The lease term was through September 30, 2015.  The Company’s made a deposit of $1,300 and the rent payments were $1,380 per month. In June 2014, the Company entered a sublease agreement with BCasual for its’ existing office space. BCasual agreed to pay the Company $1,250 per month under this agreement. The lease terminated on December 31, 2016.

On October 1, 2016, the Company signed a month-to-month lease with rent payments of $3,255.

Rent expense for the years ended December 31, 2016 and 2015 was $3,255 and $1,860, respectively

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement through March 21, 2017 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00. For the years ended December 31, 2016 and 2015, the Company recorded $80,000 and $80,000, respectively, for the fair value of the services contributed by Seong Sam Cho. Services include development and implementation of the Company’s strategy, ensure that Company is organized and risks are monitored and managed, and effective communication with shareholders and the public.

On April 6, 2017, the Company entered into a new one year employment agreement through April 6, 2018 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $80,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016, on April 18, 2016, we were informed Cowan, Gunteski & Co., P.A. (“Cowan”), that it had effectively resigned as our independent registered public accounting firm. As a result of the resignation, MSPC Certified Public Accountants and Advisors, P.C. (“MSPC”) became our independent registered public accounting firm. The engagement of MSPC as our independent registered public accounting firm was ratified by the Board of Directors on April 22, 2016.

The audit reports of Cowan on the Company’s financial statements as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as to its ability to continue as a going concern.

In connection with the audits of the Company’s financial statements for each of the fiscal years ended December 31, 2015 and 2014, and through the date of the Current Report, there were no disagreements (within the meaning of Item 304(a) of Regulation S-K) between the Company and Cowan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Cowan, would have caused Cowan to make reference to the subject matter of the disagreement(s) in its reports on the Company’s financial statements for such years, and (ii) no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two fiscal years ended December 31, 2015 and 2014 and through April 18, 2016, the Company did not consult with MSPC on (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MSPC did not provide either a written report or oral advice to the Company that MSPC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. AS 2201) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

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

Name	Age	Position(s)

Seong Sam Cho	51	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman

Seong Sam Cho (Sam Cho), 51, has been the President, Chief Executive Officer and Chairman of the Company since December 4, 2012 and the Chief Financial Officer, Secretary, and a Director since October 31, 2007. He has been the CEO of Joytoto Co., Ltd. since December 2006, and has been a director of Joytoto Co. Ltd. since December 2005. He served as the COO of Joytoto Co., Ltd. from December 2005 to November 2006. He has been the Chairman of the Board of Joyon Entertainment Co. Ltd., which is a subsidiary of Joytoto Co., since December 1999. Mr. Cho lectures on digital content and culture at the faculty of Sookmyung Women's University as a professor. He also participates actively as a member of the committee for Ministry of Information & Communication and Ministry of Culture & Tourism of the Korean government. Mr. Cho is a subcommittee member of the Federation of Korean Industries and Mirae Forum division of the game department. He has been engaged in the IT industry for approximately 20 years. He founded Sam Electronics Co., Ltd. in 1988. He received the prize of the Ministry of Information and Communication for the Software Industry Development on December 2001. Mr. Cho is qualified to be a director of the Company based on his experience and history in the online games industry in South Korea and abroad.

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

Seong Sam Cho, our Chairman, also serves as the Company’s Chief Executive Officer. The Company is seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. Mr. Cho is actively involved in oversight of the Company’s day-to-day activities.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2016.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, officers, directors and greater than 10% shareholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2016.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2016 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Sam Cho	2016	1	—	—	—	—	—	—	1
Chief Executive Officer, President, and Director (1)	2015	1	—	—	—	—	—	—	1

Employment Contracts

On March 21, 2014, the Company entered into a three year employment agreement with Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00. This agreement is to be renewed and extended for an additional year.

For the years ended December 31, 2016 and 2015, the Company recorded $80,000 and $80,000, respectively, for the fair value of the services contributed by Seong Sam Cho.

On April 6, 2017, the Company and Seong Sam Cho, the Company’s Chief Executive Officer, entered into an employment agreement (the “Agreement”) pursuant to which Mr. Cho shall continue to serve as Chief Executive Officer of the Company for a period of one year in consideration for an annual salary of $80,000. In the event Mr. Cho’s employment is terminated due to death or disability (as such terms are defined in the Agreement), Mr. Cho will be entitled to be paid his compensation through the remainder of the calendar month during which such termination is effective. In the event Mr. Cho is terminated for cause (as such term is defined in the Agreement), Mr. Cho will be entitled only to receive such compensation as he is entitled through the date of termination.

There are no other employees.

Other Compensation

We do not have employment agreements with any of our other employees.

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2016:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2017, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Joytoto Co. Ltd. (3) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,166,666	22.8%

Common Stock	Joyon Entertainment Co., Ltd.(4) 3 FL Sungwoo Bldg 717-3 Sooseo-Dong Kangnam Gu, Seoul, Korea 135-220	1,000,000	19.5%

Common Stock	Doo Ho Choi	266,666	5.2%

Common Stock	Seong Yong Cho	700,000	13.7%

Common Stock	Seong Sam Cho (4)	700,000	13.7%

Common Stock	All Directors and Officers As a Group (1 persons)	700,000	13.7%

(1)	Unless indicated otherwise, the address of the shareholder is c/o Pollex, Inc., 2005 De La Cruz Blvd. Suite 142, Santa Clara, CA 95050.

(2)	Unless otherwise indicated, based on 5,121,689 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Joyon Entertainment Co., Ltd. is a wholly-owned subsidiary of Joytoto Co. Ltd., and as such, the shares of common stock held by both are attributed to the other. Combined, they own 42.3% of our outstanding common stock. Seong Sam Cho has voting and dispositive power over shares of common stock held by Joyon Entertainment Co., Ltd. and Joytoto Co. Ltd.

(4)	Indicates one of our officers or directors. Beneficial ownership by these officers does not include shares owned by Joytoto Co., Ltd. or Joyon Entertainment Co., Ltd.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea.  Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance.  The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month.  Any issuance of stock will be at the market value or price determined by both parties and must be agreed by both parties.  For the years ended December 31, 2016 and 2015, $240,000 and $240,000, respectively, were recognized as Related Party Service Agreement expense in the Statement of Operations under this agreement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2016 (through April 18, 2016), Cowan Gunteski & Co., P.A. billed us $22,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

During the year ended December 31, 2016 (from April 18, 2016 through December 31, 2016), MSPC Certified Public Accountants and Advisors, P.C. billed us $15,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $37,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended December 31, 2016 (through April 18, 2016), Cowan, Gunteski & Co., P.A. billed us $22,000 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

During the year ended December 31, 2016 (from April 18, 2016 through December 31, 2016), MSPC Certified Public Accountants and Advisors, P.C. billed us $15,000 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2016 (through April 18, 2016), Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

During the year ended December 31, 2016 (from April 18, 2016 through December 31, 2016), MSPC Certified Public Accountants and Advisors, P.C. billed us $0 for professional services for tax preparation.

During the year ended December 31, 2015, Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2016 (through April 18, 2016), Cowan, Gunteski & Co., P.A. did not bill us for any other fees.

During the year ended December 31, 2016 (from April 18, 2016 through December 31, 2016), MSPC Certified Public Accountants and Advisors, P.C. did not bill us for any other fees.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

3.1 (1)	Articles of Incorporation dated September 20, 2001

3.2 (2)	Articles of Amendment to Articles of Incorporation dated June 17, 2003

3.3 (3)	Certificate of Amendment to Articles of Incorporation dated January 7, 2005

3.4 (6)	Certificate of Amendment to Articles of Incorporation dated November 18, 2005

3.5 (4)	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007

3.6 (1)	Bylaws of Web Views Corporation dated November 10, 2001

10.1 (5)	Stock Exchange Agreement, dated October 12, 2007

10.2 (5)	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007

10.3 (7)	License Agreement dated February 23, 2007

10.4 (7)	Lease Agreement dated February 26, 2007

10.5 (7)	Master License Agreement dated April 18, 2007

10.6 (7)	Exclusive Distributorship Agreement dated June 11, 2007

10.7 (8)	Stock Purchase Agreement

10.8 (9)	Conversion and Release Agreement

10.9 (9)	Employment Agreement with Seong Sam Cho

10.10 (10)	Employment Agreement with Seong Sam Cho

16.1 (11)	Letter from Cowan, Gunteski & Co., P.C. dated April 22, 2016

21.1*	Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION DOCUMENT

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION DOCUMENT

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS DOCUMENT

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION DOCUMENT

*	Filed Herewith

(1)	Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2017.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 22, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pollex, Inc.

Dated: April 18, 2017	By:	/s/ Seong Sam Cho
Seong Sam Cho
President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seong Sam Cho	President, Chief Executive Officer, Chief Financial Officer,	April 18, 2017
Seong Sam Cho	Secretary and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

