Form 10-Q
period 2017-03-31
Pollex, Inc.
filed 2017-05-22
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2017, there were 5,121,689 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1    Financial Statements

POLLEX, INC.

BALANCE SHEETS

	March 31,
	2017	December 31,
	(Unaudited)	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,968	$9,160

Total Current Assets	8,968	9,160

Equipment, net of accumulated depreciation of $10,497 and $10,497 at March 31, 2017 and December 31, 2016, respectively	-	-

Other asset - Deposit	1,300	1,300

Total Assets	$10,268	$10,460

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,134	$118,134
Accrued expenses	651,047	621,397
Amounts due to affiliate under service agreement	1,500,387	1,440,387
Advances from affiliate	682,256	707,756
Loans payable	1,215,799	1,215,799

Total Current Liabilities	4,167,623	4,103,473

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares; par value $0.001; none issued and outstanding
Common stock, authorized 300,000,000 shares; par value $0.001; 5,121,689 issued and outstanding at March 31, 2017 and 2016, respectively	5,120	5,120
Additional paid-in capital	137,134,861	137,114,861
Accumulated deficit	(141,297,336)	(141,212,994)

Total Stockholders’ Deficit	(4,157,355)	(4,093,013)

Total Liabilities and Stockholders’ Deficit	$10,268	$10,460

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

REVENUES	$43,461	$34,136

COSTS AND EXPENSES
Selling, general and administrative	49,816	30,227
Related party service agreement	60,000	60,000
Total Costs and Expenses	109,816	90,227

OPERATING LOSS	(66,355)	(56,091)

OTHER EXPENSE
Interest expense	(17,987)	(18,187)
Total Other Expense	(17,987)	(18,187)

LOSS BEFORE INCOME TAXES	(84,342)	(74,278)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(84,342)	$(74,278)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,689	5,121,689

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,342)	$(74,278)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Contributed Service	20,000	20,000
Changes in assets and liabilities:		-
Increase (decrease) in accrued expenses	29,650	16,332
Increase (decrease) in amounts due affiliate under service agreement	60,000	45,000
Net cash provided by/(used in) operating activities	25,308	7,054

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from affiliate	(25,500)	(4,437)

Net cash (used in)/provided by financing activities	(25,500)	(4,437)

Net (decrease)/increase in cash	(192)	2,617

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,160	5,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,968	$8,539

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Pollex, Inc. annual report on Form 10-K for the year ended December 31, 2016.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $84,342 and $74,278 for the three months ended March 31, 2017 and 2016, respectively, had negative working capital of $4,157,655 at March 31, 2017 and had an accumulated deficit of $141,297,336 at March 31, 2017.  Management’s plans include raising capital through the equity markets to fund future operations and generating revenue through its license agreement. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating The Great Merchant in open beta testing in January 2010, and the game opened for full commercial service in September 2011. During the three months ended March 31, 2017 and 2016, the Company generated revenues of $43,461 and $34,136, respectively, from The Great Merchant.

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. During the three months ended March 31, 2017, the Company repaid $25,500. During the three months ended March 31, 2016, the Company repaid $4,437. At March 31, 2017 and December 31, 2016, $682,256 and $707,756 respectively were due to Joytoto Korea.

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the three months ended March 31, 2017 and 2016, $60,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At March 31, 2017 and December 31, 2016, $1,500,387 and $1,440,387 respectively were due to Gameforyou, Incorporated.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

NOTE E – LOANS PAYABLE

The loans payable consists of borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty and are callable upon demand.

NOTE F - INCOME TAXES

At March 31, 2017 and December 31, 2016, the Company had unused net operating loss carryforwards of approximately $7,075,000 and $6,990,000, respectively, for income tax purposes, which expire between 2027 and 2036. The net operating loss carryforwards may result in future income tax benefits of approximately $2,405,000 and $2,377,000, respectively; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax asset-
Net operating loss carryforward	2,405,000	2,377,000
Valuation allowance	(2,405,000)	(2,377,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	March 31,
	2016	2015
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

NOTE G- COMMITMENTS AND CONTINGENCIES

Property Leases:

On October 1, 2016, the Company signed a month-to-month lease with rent payments of $3,255.

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement through March 21, 2017 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00. For the months ended March 31, 2017 and March 31, 2016, the Company recorded $20,000 and $20,000, respectively, for the fair value of the services contributed by Seong Sam Cho. Services include development and implementation of the Company’s strategy, ensure that Company is organized and risks are monitored and managed, and effective communication with shareholders and the public.

On April 6, 2017, the Company entered into a new one year employment agreement through April 6, 2018 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $80,000.

NOTE H- EARNINGS (NET LOSS) PER SHARE

In accordance with ASC 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2017 and December 31, 2016.

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

Our operations are focused on Online Games. Our Online Games business segment has generated $43,461 for the three months ended March 31, 2017.

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

Revenues, Expenses and Loss from Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our revenues, selling, general and administrative expenses, total costs and expenses, and net loss for the three months ended March 31, 2017 and for the three months ended March 31, 2016 are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$43,461	$34,136
Selling, general and administrative	49,816	30,227
Related party service agreement	60,000	60,000
Total costs and expenses	109,816	90,227
Other expense - interest expense	(17,987)	(18,187)
Net Loss	$(84,342)	$(74,278)

For the three months ended March 31, 2017, we generated $43,461 in revenue compared to $34,136 for the three months ended March 31, 2016.  The increase of $9,325 or 27% was primarily due to increase in revenue from our online game due increased amounts in player spending and increased organic growth of players.

For the three months ended March 31, 2017, our selling, general and administrative expenses of $49,816 consisted primarily of $20,055 in professional fees, $20,000 in payroll and $5,055 in rental expense.  For the three months ended March 31, 2016, our selling, general and administrative expenses of $30,227 consisted primarily of $7,675 in professional fees and $20,000 in payroll. The increase of $19,589, or 65%, was primarily due to an increase in professional expenses.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the three months ended March 31, 2017, we had $109,816 in total costs and expenses compared to $90,227 for the three months ended March 31, 2016.  The increase of $19,589, or 22%, was primarily due to an increase in professional expenses.

Other Expenses for the three months ended March 31, 2017 consisted of $17,987. Other Expenses for the three months ended March 31, 2016 consisted of $18,187. The decrease of $200, or 1%, was primarily due to less interest expense.

Net Loss

 Our Net Loss for the three months ended March 31, 2017 was $84,342 compared to $74,278 for the three months ended March 31, 2016.  The increase of $10,064, or 14%, was primarily due to an increase in costs and expenses.

Liquidity and Capital Resources

Our primary asset is cash.

During the three months ended March 31, 2017, our online games business segment generated $43,641 in total revenues while in commercial service.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of March 31, 2017	As of December 31, 2016	Change
Cash and cash equivalents	$8,968	$9,160	$192
Total current assets	8,968	9,160	192
Deposits	1,300	1,300	0
Total assets	10,268	10,460	192
Accounts payable	118,134	118,134	0
Accrued expenses	651,047	621,397	60,000
Due to affiliate under service agreement	1,500,387	1,440,387	25,500
Advances from affiliate	682,256	707,756	0
Loans payable	1,215,799	1,215,799	0
Total Current Liabilities	4,167,623	4,103,473	64.150

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2017 we had a net loss of $84,342 compared to $74,278 for the three months ended March 31, 2016.  This was offset by an increase in accrued expenses of $29,650, an increase in amounts due to affiliate under service agreement of $60,000 for total cash used in our operating activities of $25,308.

Investments

We had no cash used in investment activities for the three months ended March 31, 2017 and March 31, 2016.

Financing

For the three months ended March 31, 2017, our cash flows used in financing activities totaled $25,500 from repayment of advance from affiliate.

For the three months ended March 31, 2016, our cash flows used in financing activities totaled $4,437 from repayment of advance from affiliate.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

May 22, 2017
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

