Form 10-Q
period 2017-06-30
Pollex, Inc.
filed 2017-07-24
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 12, 2017, there were 999,433 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

POLLEX, INC.

BALANCE SHEETS

	June 30
	2017	December 31
	(Unaudited)	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,582	$9,160

Total Current Assets	8,582	9,160

Deposit	1,300	1,300

Total Assets	$9,882	$10,460

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$118,134
Accrued expenses	10,173	621,397
Amounts due to affiliate under service agreement	-	1,440,387
Advances from affiliate	-	707,756
Loans payable	-	1,215,799

Total Current Liabilities	10,173	4,103,473

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares; par value $0.001; none issued and outstanding	-	-
Common stock, authorized 300,000,000 shares; par value $0.001; 999,433 issued and outstanding at June 30, 2017 and $0.001; 17,072 issued and outstanding at December 31, 2016.	999	17
Additional paid-in capital	141,330,608	137,119,964
Accumulated deficit	(141,331,898)	(141,212,994)

Total Stockholders’ Deficit	(291)	(4,093,013)

Total Liabilities and Stockholders’ Deficit	$9,882	$10,460

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$57,022	$44,907	$100,483	$79,042

COSTS AND EXPENSES
Selling, general and administrative	59,390	97,876	109,211	128,103
Related party service agreement	40,000	60,000	100,000	120,000
Total Costs and Expenses	99,390	157,876	209,211	248,103

OPERATING LOSS	(42,368)	(112,969)	(108,728)	(169,061)

OTHER EXPENSE
Interest expense	(12,191)	(18,187)	(30,178)	(36,374)
Total Other Expense	(12,191)	(18,187)	(30,178)	(36,374)

LOSS BEFORE INCOME TAXES	(54,559)	(131,156)	(138,906)	(205,435)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(54,559)	$(131,156)	$(138,906)	$(205,435)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.22)	$(7.68)	$(1.05)	$(12.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	246,290	17,072	131,681	17,072

See accompanying notes to financial statements.

POLLEX, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,906)	$(205,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed Service	33,333	40,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	35,494	84,388
Increase (decrease) in amounts due affiliate under service agreement	100,000	120,000
Net cash provided by operating activities	29,921	38,953

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from affiliate	(30,500)	(35,962)

Net cash used in financing activities	(30,500)	(35,962)

Net (decrease) increase in cash and cash equivalents	(579)	2,991

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,160	5,922

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,581	$8,913

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Accounts payable settled by stock issuances	$71,250	$-
Payables to affiliates settled by stock issuances	$2,395,156	$-
Loans and accrued interest settled by stock issuances	$1,744,971	$-

See accompanying notes to financial statements.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $138,906 and $205,435 for the six months ended June 30, 2017 and 2016, respectively, had negative working capital of $291 at June 30, 2017 and had an accumulated deficit of $141,331,898 at June 30, 2017. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LICENSE AGREEMENTS

The Company began operating The Great Merchant in September 2011. During the six months ended June 30, 2017 and 2016, the Company generated revenues of $100,483 and $79,042, respectively, from The Great Merchant.

NOTE D – RELATED PARTY TRANSACTIONS

Certain expenses have been paid on behalf of the Company by Joytoto Co., Ltd (“Joytoto Korea”), of which the Company is a majority owned subsidiary. The Company has recognized the expenses and corresponding payable to Joytoto Korea as due to affiliate. The advances are non-interest bearing and have no specific repayment date. At June 30, 2017 and December 31, 2016, $0 and $707,756 respectively were due to Joytoto Korea. At June 9, 2017 the Company entered into a loan conversion agreement with Joytoto Korea to satisfy the debts of $695,588 through the issuance of 162,255 restricted shares of common stock of the Company.

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

NOTE D – RELATED PARTY TRANSACTIONS (continued)

The Company has entered into a Service Agreement with Gameforyou, Incorporated, a wholly-owned subsidiary of Joytoto Korea. Under this agreement, Gameforyou, Incorporated provides translation, customer support, and system operations and maintenance. The Company is required to pay Gameforyou, Incorporated $10,000 in cash and $10,000 in cash or stock each month. Any issuance of stock will be at the market value or at a price determined and agreed to by both parties. For the six months ended June 30, 2017 and 2016, $40,000 and $60,000, respectively, were recognized in the Statement of Operations under this agreement. At June 30, 2017 and December 31, 2016, $0 and $1,440,387 respectively were due to Gameforyou, Incorporated. At June 9, 2017, the Company entered into a loan conversion agreement with Gameforyou, Incorporated to satisfy the debts of $1,699,620 through the issuance of 396,459 restricted shares of common stock of the Company. The debt consists of borrowings of $1,535,387 and accounts payable of $164,233. This service agreement has expired as of June 30, 2017 and will not be renewed. See Note I for further discussion into the loan conversion agreement that occurred at June 9, 2017.

NOTE E – LOANS PAYABLE

The loans payable consists of unsecured borrowings from two notes. The terms of the promissory notes are one year and bear interest at an annual rate of 6% and are unsecured. The notes may be repaid at any time prior to its due date without a prepayment penalty and are callable upon demand.

At June 9, 2017 the Company entered into a loan conversion agreement with the debtors to satisfy the debts in aggregate of $1,744,919 through the issuance of 407,026 restricted shares of common stock of the Company. These borrowings consisted of interest of $529,120 and principal of $1,215,799 on the two notes. See Note I for further discussion into the loan conversion agreement that occurred at June 9, 2017.

NOTE F – INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company had unused net operating loss carryforwards of approximately $7,130,000 and $6,990,000, respectively, for income tax purposes, which expire between 2027 and 2037. The net operating loss carryforwards may result in future income tax benefits of approximately $2,424,000 and $2,377,000, respectively; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Deferred tax asset-
Net operating loss carryforward	2,424,000	2,377,000
Valuation allowance	(2,424,000)	(2,377,000)
Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	June 30,
	2016	2015
U.S statutory income tax rate	34%	34%
Change in valuation allowance of deferred tax assets	(34)%	(34)%
Net deferred tax asset	-%	-%

POLLEX, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

NOTE G – COMMITMENTS AND CONTINGENCIES

Property Leases:

On October 1, 2016, the Company signed a month-to-month lease with rent payments of $3,255.

Employment Agreements:

On March 21, 2014, the Company entered into three-year employment agreement through March 21, 2017 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $1.00. On April 6, 2017, the Company entered into a new one year employment agreement through April 6, 2018 with Mr. Seong Sam Cho, to serve as Chief Executive Officer, President and Chairman for an annual salary of $80,000. For the six months ended June 30, 2017 and 2016, the Company recorded $33,333 and $40,000, respectively, for the fair value of the services contributed by Seong Sam Cho. Services include development and implementation of the Company’s strategy, ensure that Company is organized and risks are monitored and managed, and effective communication with shareholders and the public.

NOTE H – EARNINGS (NET LOSS) PER SHARE

In accordance with ASC 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. There were no dilutive or potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2017 and 2016.

NOTE I – ISSUANCE OF SHARES

On June 9, 2017, the Company entered into Loan Conversion Agreements and Debt Cancellation Agreements with certain lenders and debtholders pursuant to which outstanding loans and debt were exchanged for common stock of the Company. Gameforyou Inc., a related party, was issued 396,459 restricted shares of common stock of the Company to satisfy the debts of $1,699,620 with a $4.20 value. AK Interactive Co. Ltd., a related party, was issued 196,860 restricted shares of common stock of the Company to satisfy the debts of $843,939 with a $4.20 value. Joytoto Korea, a related party, was issued 162,255 restricted shares of common stock of the Company to satisfy the debts of $695,588 with a $4.20 value. Mr. Seung Han Shin was issued 210,166 restricted shares of common stock of the Company to satisfy the debts of $900,980 with a $4.20 value. Sichenzia Ross Ference Kesner, LLP was issued 16,620 restricted shares of common stock of the Company to satisfy the debts of $71,250 with a $4.20 value. A total aggregate amount due of $4,211,377 was discharged in exchange for an aggregate of 982,360 shares of common stock of the Company. All of the shares above have not been registered under the Securities Act of 1933, as amended, or any other applicable state securities laws, restricting their ability to be sold, transferred or assigned.

On June 22, 2017, the Company filed a certificate of amendment to its articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 300. The Reverse Split became effective in the State of Nevada on July 12, 2017. The holders of a majority of the shares of common stock of the Company had previously approved the Reverse Split on June 8, 2017. All share numbers reflected in the unaudited financial statements are post-split figures; all per share data was also retroactively restated.

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

Our operations are focused on online games. Our online games business segment has generated $100,483 for the six months ended June 30, 2017.

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

 Revenues, Expenses and Loss from Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our results of operations for the three months ended June 30, 2017 and for the three months ended June 30, 2016 are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Revenue	$57,022	$44,907
Selling, general and administrative	59,390	97,876
Related party service agreement	40,000	60,000
Total costs and expenses	99,390	157,876
Other expense - interest expense	(12,191)	(18,187)
Net Loss	$(54,559)	$(131,156)

For the three months ended June 30, 2017, we generated $57,002 in revenue compared to $44,907 for the three months ended June 30, 2016.  The increase of $12,115 or 27% was primarily due to increase in revenue from our online games due to increased amounts in player spending and increased organic growth of players.

For the three months ended June 30, 2017, our selling, general and administrative expenses of $59,390 consisted primarily of $33,630 in professional fees, $13,333 in contributed services and $12,427 in office expenses.  For the three months ended June 30, 2016, our selling, general and administrative expenses of $97,876 consisted primarily of $57,845 in professional fees, $20,000 in contributed services and $20,031 in office expenses. The decrease of $38,486 or 39% was primarily due to less professional fees, office expense, and contributed service.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the three months ended June 30, 2017, we had $99,390 in total costs and expenses compared to $157,876 for the three months ended June 30, 2016.  The decrease of $58,486 or 37% was primarily due to an increase in revenue and decrease in selling, general and administrative fees.

Other Expenses for the three months ended June 30, 2017 consisted of $12,191. Other Expenses for the three months ended June 30, 2016 consisted of $18,187. The decrease of $5,996 or 33% was primarily due to a decrease in interest from loans.

Our Net Loss for the three months ended June 30, 2017 was $54,559 compared to $131,156 for the three months ended June 30, 2016.  The decrease of $76,597 or 43% was primarily due to the decrease in selling, general and administrative fees.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our results of operations for the six months ended June 30, 2017 and for the six months ended June 30, 2016 are as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenue	$100,483	$79,042
Selling, general and administrative	109,211	128,103
Related party service agreement	100,000	120,000
Total costs and expenses	209,211	248,103
Other expense - interest expense	(30,178)	(36,374)
Net Loss	$(138,906)	$(205,435)

For the six months ended June 30, 2017, we generated $100,483 in revenue compared to $79,042 for the six months ended June 30, 2016.  The increase of $21,441 or 27% was primarily due to due to increase in revenue from our online games due to increased amounts in player spending and increased organic growth of players.

For the six months ended June 30, 2017, our selling, general and administrative expenses of $109,211 consisted primarily of $53,685 in professional fees, $33,333 in contributed services, and $22,193 in office expenses.  For the six months ended June 30, 2016, our selling, general and administrative expenses of $128,103 consisted primarily of $64,565 in professional fees, $40,000 in contributed services, and $23,538 in office expenses.  The decrease of $18,892 or 15% was primarily due to less professional fees and less contributed services.

The related party service agreement is for services provided by a related party for game translation, customer support, and system operations and maintenance. The Company is required to pay $10,000 in cash and $10,000 in cash or stock each month.

For the six months ended June 30, 2017, we had $209,211 in total costs and expenses compared to $248,103 for the six months ended June 30, 2016.  The decrease of $38,892 or 16% was primarily due to the decrease in selling, general and administrative fees.

Other Expenses for the six months ended June 30, 2017 consisted of $30,178. Other Expenses for the six months ended June 30, 2016 consisted of $36,374, a decrease of $6,196 or 17% due to less interest in loans.

Our Net Loss for the six months ended June 30, 2017 was $138,906 compared to $205,435 for the six months ended June 30, 2016.  The decrease of $66,529 or 32% was primarily due to the increase in revenue from our online game offset by less selling, general and administrative fees.

Liquidity and Capital Resources

Introduction

Our primary asset is cash and cash equivalents.

During the six months ended June 30, 2017, our online games business segment generated $100,483 in total revenues while in commercial service.

Our cash requirements have been relatively small up to this point, but we anticipate that our cash needs will increase dramatically. We anticipate satisfying these cash needs through the sale of our common stock until we can generate enough revenue to sustain our operations.

	As of June 30, 2017	As of December 31, 2016	Change
Cash and cash equivalents	$8,582	$9,160	$578
Total current assets	8,582	9,160	578
Deposits	1,300	1,300	0
Total assets	9,882	10,460	578
Accounts payable	-	118,134	118,134
Accrued expenses	10,173	621,397	611,224
Due to affiliate under service agreement	-	1,440,387	1,440,387
Advances from affiliate	-	707,756	707,756
Loans payable	-	1,215,799	1,215,799
Total Current Liabilities	10,173	4,103,473	4,103,473

Cash Requirements

As stated above, we anticipate that our cash requirements will increase substantially as we begin to increase operations to generate revenue from our license agreements.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2017, we had a net loss of $138,906 compared to $205,435 for the six months ended June 30, 2016.  This was offset by a decrease in contributed service of $33,333, a decrease in accrued expenses of $35,494 and a decrease in amounts due to affiliate under service agreement of $100,000 for total cash used in our operating activities of $29,921.

Investments

We had no cash used in provided by investment activities for the six months ended June 30, 2017 and June 30, 2016.

Financing

For the six months ended June 30, 2017, our cash flows from financing activities totaled $30,500 from repayment of advance from affiliate.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

During the quarter ended June 30, 2017, the Company entered into Loan Conversion Agreements with certain lenders and debtholders pursuant to which outstanding loans and debt were exchanged for common stock of the Company. A total aggregate amount due of $4,140,126.34 and debt owed of $71,250 was discharged in exchange for an aggregate of 294,707,931 shares of common stock of the Company.

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

July 24, 2017
	By:	/s/Seong Sam Cho
Seong Sam Cho
Its: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

