Form 10-Q
period 2017-09-30
EMARINE GLOBAL INC.
filed 2017-11-21
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2017

Commission File Number: 000-49933

EMARINE GLOBAL INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4886472
(State of organization)	(I.R.S. Employer Identification No.)

4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan, 44715 Republic of Korea

(Address of principal executive offices)

+82-70-7204-9352

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

There were 21,961,317 shares of common stock outstanding as of November 21, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc.

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(In thousands of Korean Won, except share and per share amounts)

	September 30,		December 31,
	2017		2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	294,449	￦	157,971
Short-term financial instruments		314,000		65,000
Accounts receivable, net of allowance for doubtful accounts of ￦22,264 and ￦5,830, as of September 30, 2017 and December 31, 2016, respectively		1,016,661		307,116
Inventories		51,800		231,290
Loans to related parties		159,866		164,000
Other current assets		61,559		68,972
Total Current Assets		1,898,335		994,349

Property and equipment, net		45,372		24,987
Goodwill		1,930,625		1,930,625
Intangible assets, net		3,278		7,239
Deposits		150,448		87,798
Total Assets	￦	4,028,058	￦	3,044,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	822,168	￦	956,395
Nontrade payables		999,935		1,167,347
Other current liabilities		625,618		287,615
Short-term borrowings		3,069,468		2,632,725
Current portion of long-term debt		203,000		120,000
Total Current Liabilities		5,720,189		5,164,082

Long-term debt		757,000		730,000
Loans from related parties		91,340		221,505
Accrued benefit pension liability		752,985		880,656
Total Liabilities		7,321,514		6,996,243

Commitments and Contingencies (Note 10)

Temporary Equity - Redeemable convertible preferred stock		-		636,007

STOCKHOLDERS’ DEFICIT:
Stock subscriptions		129,963		-
Common stock, $0.001 par value, 300,000,000 shares authorized, 17,072 shares issued and outstanding as of December 31, 2016; $0.001 par value, 100,000,000 shares authorized, 21,731,317 shares issued and outstanding as of September 30, 2017		24,559		21
Additional paid-in capital		6,362,925		3,327,413
Other comprehensive income (loss)		86,006		(73,138)
Accumulated deficit		(9,896,909)		(7,841,548)
Total Stockholders’ Deficit		(3,293,456)		(4,587,252)
Total Liabilities and Stockholders’ Deficit	￦	4,028,058	￦	3,044,998

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016

Revenue
Product	￦	316,430	￦	507,323	￦	1,215,231	￦	1,679,552
Service		609,998		208,957		1,681,319		1,289,647
Total revenue		926,428		716,280		2,896,550		2,969,199
Cost of revenue
Product		141,551		350,935		983,841		1,054,712
Service		405,869		694,090		1,488,539		1,751,262
Total cost of revenue		547,420		1,045,025		2,472,380		2,805,974
Gross margin		379,008		(328,745)		424,170		163,225

Selling, general and administrative expenses		1,337,646		742,292		2,324,769		2,174,784
Loss from operations		(958,638)		(1,071,037)		(1,900,599)		(2,011,559)

Other expense:
Interest expense, net		(77,377)		(56,139)		(180,862)		(166,153)
Other income (expense), net		(1,907)		9,169		(11,385)		(5,052)
Total other expense		(79,284)		(46,970)		(192,247)		(171,205)

Loss before provision for income tax benefit		(1,037,922)		(1,118,007)		(2,092,846)		(2,182,764)

Income tax (benefit)		(9,605)		-		(37,485)		(16,205)

Net loss	￦	(1,028,317)	￦	(1,118,007)	￦	(2,055,361)	￦	(2,166,560)

Net loss per common share, basic and diluted	￦	(0.10)	￦	(65.49)	￦	(0.59)	￦	(126.91)
Weighted average common shares outstanding - basic and diluted		10,094,682		17,072		3,468,071		17,072

Net loss	￦	(1,028,317)	￦	(1,118,007)	￦	(2,055,361)	￦	(2,166,560)
Other comprehensive income, net of tax:
Foreign exchange translation income		26,244		-		26,244		-
Remeasurement of pension liabilities		34,055		-		132,900		57,453
Other comprehensive income, net of tax:		60,299		-		159,144		57,453
Comprehensive loss	￦	(968,018)	￦	(1,118,007)	￦	(1,896,217)	￦	(2,109,107)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In thousands of Korean Won)

	Period Ended		Period Ended
	September 30, 2017		September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(2,055,361)	￦	(2,166,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		19,671		13,667
Pension plan expenses		165,654		200,250
Bad debt		17,209		5,830
Deferred income taxes		(37,485)		(16,205)
Warrants issued for professional service		620,994		-
Other		6,429		(5,805)
Changes in operating assets and liabilities:
Accounts receivable		(725,979)		473,861
Inventories		179,490		58,870
Other current assets		6,638		(14,622)
Deposits		(62,650)		-
Accounts payable		(140,656)		215,983
Nontrade payables		(167,412)		220,636
Other current liabilities		338,002		817,988
Pension benefits payments		(122,939)		(73,460)
NET CASH USED IN OPERATING ACTIVITIES		(1,958,395)		(269,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans to related parties		3,966		3,000
Purchase of short-term financial instruments		(249,000)		(70,996)
Purchase of property and equipment		(33,699)		(11,178)
Purchase of intangible assets		(2,395)		(21,867)
NET CASH USED IN INVESTING ACTIVITIES		(281,128)		(101,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		1,864,683		-
Stock subscriptions		129,963		-
Drawdown of short-term borrowings		436,744		-
Repayment of short-term borrowings		-		(563,277)
Repayment of current portion of long-term debt		(90,000)		(90,000)
Borrowings of long-term debt		200,000		507,101
Issuance of redeemable convertible preferred stock		-		636,007
Increase in loans from related parties		131,922
Repayment of loans from related parties		(262,087)		-
NET CASH PROVIDED BY FINANCING ACTIVITIES		2,411,225		489,831
Effect of exchange rate on cash and cash equivalents		(35,224)		-
NET INCREASE IN CASH AND CASH EQUIVALENTS		136,478		119,223
CASH AND CASH EQUIVALENTS- beginning of year		157,971		153,595
CASH AND CASH EQUIVALENTS- end of year	￦	294,449	￦	272,818
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	180,508	￦	164,927
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	￦	636,007	￦	-
Exchange of debt for common stock	￦	4,759,322	￦	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2017

(Unaudited)

(In thousands of Korean Won, except share amounts)

			Common Stock			Additional	Accumulated Other			Total
	Stock		$0.001 Par Value			Paid-in	Comprehensive	Accumulated		Stockholders’
	Subscriptions		Shares	Amount		Capital	Loss	Deficit		Deficit
Balance, December 31, 2016	￦	-	17,072	￦	21	￦ 3,327,413	￦ (73,138)	￦	(7,841,548)	￦ (4,587,252)
Exchange of debt for common stock			982,361		1,110	4,758,212				4,759,322
Conversion of redeemable convertible preferred stock to common stock		-	12,800		128,000	508,007				636,007
Recapitalization on reverse merger - purging previous shares		-	(1,012,233)		(129,131)	(8,593,632)				(8,722,763)
Recapitalization on reverse merger - issuance of new shares			16,001,317		18,084	3,883,724				4,031,771
Private placement		129,963	3,530,000		3,989	1,990,656				1,994,645
Stock issuance cost						(129,963)				(129,963)
Warrants issued on professional service						620,994				620,994
Shares issued on professional service			2,200,000		2,486	(2,486)				-
Foreign exchange translation loss							26,244			26,244
Remeasurement of pension liabilities							132,900			132,900
Net loss									(2,055,361)	(2,055,361)
Balance, September 30, 2017	￦	129,963	21,731,317	￦	24,559	￦ 6,362,925	￦ 86,006	￦	(9,896,909)	￦ (3,293,456)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

References to the “eMarine,” “EMRN,” the “Company,” “we,” “us,” and “our” and other similar designations refer to eMarine Global Inc. and its wholly-owned subsidiary, e-Marine Co, Ltd. (“e-Marine”), on a consolidated basis.

1. Description of Business and Organization

eMarine Global Inc. is a Nevada corporation (the “Company”) formed under the name “Web Views Corporation” on November 2, 2001. On October 20, 2008, we changed our name to “Pollex, Inc.”

On July 25, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with e-Marine Co., Ltd., a corporation organized under the laws of the Republic of Korea (“e-Marine”), and the shareholders of e-Marine (the “e-Marine Shareholders”), pursuant to which the e-Marine Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine (the “e-Marine Shares”) to us in exchange for 14,975,000 restricted shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, e-Marine became our wholly-owned subsidiary, and the e-Marine Shareholders acquired a controlling interest in the Company.

At the time of the Share Exchange, the Company was engaged in the online games business by acquiring gaming licenses in order to make them commercially available abroad. As a result of the Share Exchange, we have now assumed e-Marine’s business operations as our own. The acquisition of e-Marine is treated as a reverse acquisition, and the business of e-Marine became the business of the Company.

e-Marine Co., Ltd. was organized under the laws of the Republic of Korea on January 2, 2001, and is a maritime information and communications technology provider based in South Korea. e-Marine seeks to achieve safety of life at sea through the use of various technologies, such as e-Navigation, Maritime Internet-of-Things (otherwise known as “I.o.T.”) and marine big data technology (collectively, “Maritime ICT Convergence”). e-Marine’s main products and services are divided into four categories: (1) Electronic Chart Display & Information System (“ECDIS”); (2) Smart Ship; (3) Overseas Solutions Distributions; and (4) Aids to Navigation.

On August 15, 2017, we entered into an agreement and plan of (the “Merger Agreement”), pursuant to which we merged with and into our newly formed wholly-owned subsidiary (the “Merger Sub” and, the transaction, the “Merger”).

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company’s name from “Pollex, Inc.” to “eMARINE Global Inc.” Upon the filing of articles of merger with the Secretary of State of Nevada on August 15, 2017 in order to effect the Merger, the Company’s articles of incorporation were deemed amended to reflect the change in the Company’s corporate name. Upon consummation of the Merger, the separate existence of Merger Sub ceased.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, unless otherwise indicated, considered necessary for a fair presentation of such interim results.

The results for the condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at September 30, 2017 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s current report on Form 8-K/A filed on October 6, 2017.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, allowance for doubtful accounts, inventory reserve, impairment testing for goodwill and other intangible assets, pension liabilities, income taxes and contingencies. Actual results could differ from those estimates. These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing GAAP that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Under the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying values reported in balance sheets for current financial assets and current financial liabilities approximate their estimated fair market values based on the short-term maturity of these instruments.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. ASC 350 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to reporting unit’s carrying amount. If the fair value exceeds the carrying amount, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying amount, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performs its annual goodwill impairment test at December 31 on an annual basis.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Goodwill and Other Intangible Assets (continued)

Amortization is computed utilizing the straight-line method over the estimated useful life of 5 years for industrial property rights, software and others. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Based upon its qualitative assessment, the Company determined that intangible assets were not impaired on September 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting and, if so, the fair value of each element.

The Company will recognize revenue for the sale of goods when:

●	Persuasive evidence of an arrangement exists:
●	Delivery has occurred;
●	Price is fixed or determinable; and
●	Collectability is reasonably assured.

Revenue from services is recognized by reference to the stage of performance of the services when the Company can reliably measure the amount of revenue and the recovery of the consideration is considered probable.

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (“ASC”) 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Functional and Reporting Currency

The Company uses Korean Won as its functional currency since the majority of the Company’s revenues, expenses, assets and liabilities are recognized in the Republic of Korea and the reporting currency is the same as the functional currency.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented.

	September 30, 2017	September 30, 2016
Redeemable convertible preferred stock	-	12,800
Common stock warrants	8,825,000	-
Potential dilutive shares	8,825,000	12,800

These shares were excluded due to their antidilutive effect.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain provision and practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. The Company is currently evaluating these ASUs, including which transition approach to use, but does not expect these ASUs to materially impact the Company’s net income, financial position or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

3. Inventories

The components of inventories are as follows (in thousands of Korean Won):

	September 30, 2017		December 31, 2016
Finished goods	￦	-	￦	98,100
Raw materials		51,800		133,190
		51,800		231,290
Less: Inventory reserve		-		-
Total, net	￦	51,800	￦	231,290

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value. If the cost of the inventories exceeds their net realizable value, provisions are recorded to write down excess inventory to its net realizable value.

4. Debt

Short-term Borrowings

As of September 30, 2017, the Company had ￦3,069,468 thousand of short-term borrowings from 4 financial institutions, with a weighted-average interest rate of 4.37% and maturities ranging from 34 days to 365 days. As of December 31, 2016, the Company had ￦2,632,725 thousand of short-term borrowings from 4 financial institutions, with a weighted-average interest rate of 5.31% and maturities ranging from 9 days to 307 days. The estimated fair values of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, and the associated interest rates are as follows (in thousands of Korean Won):

	Interest Rate	September 31, 2017		December 31, 2016
Loans from financial institutions	4.39 - 5.90%	￦	960,000	￦	850,000
Less: current portion			(203,000)		(120,000)
Total long-term debt		￦	757,000	￦	730,000

As of September 30, 2017 and for the year-ended December 31, 2016, the estimated fair value of the long-term debt, including the current portion, were ￦960,000 thousand and ￦850,000 thousand, respectively. These estimated fair values are based on Level 2 inputs.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Future principal payments of the Company’s long-term debt for each of the next five years and thereafter are summarized in the following table (in thousands of Korean Won):

Year Ending December 31,
2017	￦	30,000
2018		245,240
2019		332,260
2020		233,160
2021		119,340
Total	￦	960,000

As of September 30, 2017, and for the year-ended December 31, 2016, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

6. Redeemable Convertible Preferred Stock

On May 17, 2016, the Company’s subsidiary, e-Marine Co., Ltd. entered into a securities purchase agreement with an accredited investor to place 12,800 redeemable convertible preferred shares (the “Preferred Stock”), par value ￦10,000 per share, in the aggregate principal amount of ￦640,000 thousand (the “Transaction”). The proceeds from sales of the Preferred Stock, net of issuance cost of ￦3,993 thousand, were received in full on June 8, 2016.

Once issued, the Preferred Stock had the following rights, privileges and preferences:

●	Dividends. Holders of the Preferred Stock were entitled to receive dividends of 1% of par value of the common stock, as declared by the board of directors and had participation rights.
●

Liquidation. In the event of a liquidation of the Company, including a change of control transaction, holders of the Preferred Stock were entitled to be paid an amount equal to their investment amount before any payment would have been made to any other holder of the Company’s common stock.

●	Voting. Holders of the Preferred Stock held the same voting rights as those of the common stock.
●

Conversion. The Preferred Stock was convertible into shares of common stock at any time at the holder’s election. Shares of the Preferred Stock automatically converted into common stock one year after the date of issuance unless, at the option of the holder, the Preferred Stock was redeemed before such date. The Preferred Stock is convertible on a one-to-one basis into common stock.

●

Redemption. The Preferred Stock was redeemable at its issuance cost plus a redemption premium of 8% of interest on such cost if the Company failed to list its shares on a securities exchange within 11-months after the date of issuance at the holder’s election.

On May 30, 2017, all redeemable convertible preferred shares were converted into 12,800 shares of common stock of e-Marine Co. Ltd. On July 25, 2017, as a result of the Share Exchange, the Company acquired all of the issued and outstanding equity interests of e-Marine Co. Ltd., and e-Marine Co., Ltd. became the Company’s wholly-owned subsidiary.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

7. Stockholders’ Equity (Deficit)

Authorized and Outstanding Capital Stock

We have authorized 300,000,000 shares of common stock, par value $0.001, of which 21,961,317 are currently issued and outstanding. We currently have 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There are currently no shares of preferred stock outstanding.

Common Stock

The holders of our common stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon the liquidation, dissolution or winding up of our affairs. Holders of shares of common stock do not have preemptive, subscription or conversion rights.

Holders of shares of common stock are entitled to one vote per share on all matters which stockholders are entitled to vote upon at all meetings of stockholders. The holders of shares of common stock do not have cumulative voting rights, which would allow the holders of more than 50% of our outstanding voting securities to elect all of our directors.

The payment of dividends, if any, in the future rests within the sole discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Blank Check Preferred Stock

Our Board of Directors will be authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among other things, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

As of September 30, 2017, we have outstanding warrants to purchase up to an aggregate of 9,400,000 shares of common stock, par value $0.001 per share, for a period of three (3) years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. We also have outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three (3) years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the nine months ended September 30, 2017, ￦620,994 was charged to expense.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Private Placement Offering

On July 25, 2017, Pollex entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, Pollex offered in a private placement (the “Offering”) $2,250,000 of units (each, a “Unit” and, collectively, the “Units”). Each Unit has a purchase price of $0.50 and consisted of (i) one (1) share of Pollex’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase two and one-half (2.5) shares of Pollex’s common stock (each, a “Warrant” and, collectively, the “Warrants”). The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.60 per share, subject to adjustment as provided in the agreement evidencing the Warrants. The Shares underlying the Warrants may hereinafter be referred to as the “Warrant Shares”.

The Offering closed on July 25, 2017 (the “Closing”). At the Closing, Pollex received subscriptions for the full Offering of $2,250,000, with gross proceeds of $1,765,000 (approximately ￦2,009,844 thousand) being received by Pollex as of such date. Pollex issued a total of 3,530,000 Shares and 8,825,000 Warrants to purchase up to 8,825,000 shares of Pollex’s common stock.

It is anticipated that proceeds for the remaining $485,000 of Units subscribed for will be funded, in two tranches, on or before November 30, 2017, at which time Pollex will issue to the relevant Investor an aggregate of 970,000 Shares and Warrants to purchase 2,425,000 Shares.

Since the Closing until September 30, 2017, the Company received gross proceeds in the amount of $115,000 (approximately ￦129,963 thousand), representing a portion of the remaining subscription of gross proceeds were received additionally and are reported as Stock subscriptions within stockholders’ deficit.

Consulting Agreement

On July 25, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Peach Management LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“Consultant”), for a term of twenty four months, effective as of July 25, 2017 (the “Term”). Pursuant to the terms of the Consulting Agreement, Consultant will assist the Company with introductions to investor relation firms located within and outside the United States to develop and implement capital markets messaging reflected in press releases, shareholder letters, PowerPoint presentations, social media and traditional media (the “Services”) during the Term. In consideration of the Services to be rendered by Consultant, the Company shall issue to Consultant warrants to purchase up to 1,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Consultant Warrants”). The Consultant Warrants shall have a term of three years and have an exercise price equal to $0.08 per share.

In connection with the issuance of these warrants, the Company charged approximately ￦620,994 thousand of professional fees to expense.

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The following table includes the estimates and assumptions used in the Black Scholes model:

Stock price	$0.57
Exercise price	$0.08
Expected term	3
Expected volatility	70.22%
Annual risk-free rate	1.53%
Dividend yield	0.00%

Other Issuances

In connection with the Exchange Agreement and Subscription Agreement, the Company issued to certain consultants an aggregate of 2,200,000 shares of the Company’s common stock, par value $0.001 per share. The fair value of such shares issued is approximately ￦1,417,159 thousand and is recorded as additional paid in capital.

8. Grant Income

During the nine months ended September 30, 2017, the Company received ￦310,882 thousand of grants awarded from the Korean government. The grants compensated the Company for research and development of Smart RMS for maritime vessels. The value of unused grants is approximately ￦23,736 thousand and is recorded in the other current liabilities account on the consolidated balance sheet.

9. Related Party Transaction

As of September 30, 2017 and December 31, 2016, the Company loaned ￦159,866 thousand and ￦164,000 thousand, respectively, to the Company’s officers and employees. The loans receivable bear interest of 6.9% and are redeemable on demand.

As of September 30, 2017 and December 31, 2016, the Company’s officers and employees advanced the Company ￦91,340 thousand and ￦221,505 thousand, respectively, during the normal course of business. The loans payable bear interest of 4.6% to 6.9% and are payable in December 2018.

10. Commitments and Contingencies

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Share Exchange Agreement

On July 25, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Pollex, Inc., a Nevada corporation (“Pollex”), and the shareholders of the Company (the “Shareholders”), pursuant to which the Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of the Company, representing 100% of the equity interest in the Company (the “Shares”) to Pollex in exchange for 14,975,000 restricted shares of common stock of Pollex (the “Exchange Shares”). The transaction closed on July 25, 2017 (the “Closing Date”).

As a result, the Company became a wholly-owned subsidiary of Pollex, and the Shareholders acquired a controlling interest in Pollex (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Pollex and a recapitalization of the Company. The Company is the accounting acquirer, and the results of its operations carryover. Accordingly, the operations of Pollex are not carried over and have been adjusted to ￦0. The assets and liabilities of the Company have been brought forward at its book value and no goodwill has been recognized.

11. Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

12. Subsequent Events

Management has evaluated subsequent events occurring after year end and through the date the financial statements were available to be issued between September 30, 2017 and November 21, 2017. No significant matters were identified impacting the Company’s financial position or requiring further disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This Management’s Discussion and Analysis and Results Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition.

In this quarterly report, the “eMarine,” “EMRN,” the “Company,” “we,” “us,” and “our” and other similar designations refer to eMarine Global Inc. and its wholly-owned subsidiary, e-Marine Co, Ltd. (“e-Marine”).

Company Overview

eMarine Global Inc. is a Nevada corporation (the “Company”) formed under the name “Web Views Corporation” on November 2, 2001. On October 20, 2008, we changed our name to “Pollex, Inc.”

On July 25, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with e-Marine Co., Ltd., a corporation organized under the laws of the Republic of Korea (“e-Marine”), and the shareholders of e-Marine (the “e-Marine Shareholders”), pursuant to which the e-Marine Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine (the “e-Marine Shares”) to us in exchange for 14,975,000 restricted shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, e-Marine became our wholly-owned subsidiary, and the e-Marine Shareholders acquired a controlling interest in the Company.

At the time of the Share Exchange, the Company was engaged in the online games business by acquiring gaming licenses in order to make them commercially available abroad. As a result of the Share Exchange, we have now assumed e-Marine’s business operations as our own. The acquisition of e-Marine is treated as a reverse acquisition, and the business of e-Marine became the business of the Company.

e-Marine Co., Ltd. was organized under the laws of the Republic of Korea on January 2, 2001, and is a maritime information and communications technology provider based in South Korea. e-Marine seeks to achieve safety of life at sea through the use of various technologies, such as e-Navigation, Maritime Internet-of-Things (otherwise known as “I.o.T.”) and marine big data technology (collectively, “Maritime ICT Convergence”). e-Marine’s main products and services are divided into four categories: (i) Electronic Chart Display & Information System (“ECDIS”); (ii) Smart Ship; (iii) Overseas Solutions Distributions; and (iv) Aids to Navigation.

On August 15, 2017, we entered into an agreement and plan of (the “Merger Agreement”), pursuant to which we merged with and into our newly formed wholly-owned subsidiary (the “Merger Sub” and, the transaction, the “Merger”).

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company’s name from “Pollex, Inc.” to “eMARINE Global Inc.” Upon the filing of articles of merger with the Secretary of State of Nevada on August 15, 2017 in order to effect the Merger, the Company’s articles of incorporation were deemed amended to reflect the change in the Company’s corporate name. Upon consummation of the Merger, the separate existence of Merger Sub ceased.

Description of Business and Business Model

We, through our wholly-owned subsidiary, e-Marine, are an information and communications technology solutions provider for the global maritime industry. We provide solutions for the collection, integration and display of maritime information abroad and ashore by electronic means to enhance berth to berth navigation and other related services. These solutions provide the most efficient means to secure the safety of life at sea and to protect the marine environment. All products and services are offered through subscription, installation, updates and/or maintenance contracts. Our main products and services are divided into four categories: (i) Electronic Chart Display & Information Systems, or ECDIS; (ii) Smart Ship; (iii) Overseas Solutions Distributions; and (iv) Aids to Navigation.

Electronic Chart Display and Information Systems

ECDIS’ hardware and basic software provides display monitor that shows digital charts and other information generated by linked-systems, such as Radar, GPS and echo sounder. ECDIS standards are regulated by IMO and only the software and solutions are subjects to patents. Regarding ECDIS, e-Marine obtained several software and solution patents. e-Marine also continuously provides ECDIS maintenance services to an average of 200 navy vessels annually, with contracts renewed every one to two years.

e-Marine has been the leading provider of ECDIS in Korea, constantly supplying and operating maintenance service for Navy, Coast Guard, other public and commercial ships. e-Marine holds 90% market share in South Korea, including Navy, Coast Guard and Ministry of Ocean and Fisheries.

Smart Ship

We believe that I.o.T. is one of the key fields of any information technology based business and we further believe that the maritime industry will heavily rely on it. I.o.t technologies enable “things”, such as equipment, people, and goods to inter-connect through wireless technology. As such, marine I.o.T. has been e-Marine’s top priority because we believe it is an important factor in achieving “Smart Ships.”

e-Marine has been developing Smart Ship technology under the exclusive partnership with Hyundai Heavy Industries. This partnership has resulted in a number of products that are supplied to Hyundai ships by e-Marine, particularly.

1.	ISIG (Intra-Ship Integrated Gateway)

Transferred from Korean ETRI (Electronics and Telecommunication Research Institute), ISIG has become one of the most important technologies e-Marine has obtained. Consisting of both hardware and software, its main function is to send data collected from a fleet via Smart-Sensing Technology to ground control. ISIG is the device that mostly embodies the key idea of Vessel I.o.T. Platform. e-Marine supplies average 50 ISIGs to Hyundai Heavy Industries per year and the numbers are growing.

2.	Collision Avoidance System

The Collision Avoidance System was developed by e-Marine in collaboration with Hyundai Heavy Industries. It analyzes potential dangers, calculates the probability of collision, and recommends a route and a heading to avoid such danger. The system is displayed above digital chart displayed on ECDIS monitor, and it complements mariner’s decision making process.

3.	Optimal Voyage System

e-Marine has acquired the patent to the core technology of the Optimal Voyage System, which assists mariners to navigate safely and efficiently with safer and faster routes the solution informs. While displaying the most efficient route, the solution might come across weather disaster at one point of the route; the solution then switches over to its next best route option avoiding the dangerous area. Again, the information is displayed on the chart to support mariner’s navigation.

4.	RMS (Remote Maintenance System)

The RMS serves two main functions (i) it automatically predicts and detects failures in a ship’s equipment, system and machinery and reports it to operators, and (ii) it continuously monitors status of all parts of a ship and provides relevant information to the operators on shore. RMS utilizes marine Big Data technology and also provides 3D modeling of ship and its parts, and software patch for remote maintenance.

5.	Engine Monitoring System

Engine Monitoring System collects status information of a ship’s engine in real time. As the collected information is processed in a customized database, the operator can monitor the organized information through a web-based software installed on a ship’s bridge or control center on shore.

6.	Fleet Management System

We believe that the main beneficiaries of FMS are shipping companies because it allows such to easily determine the location of vessels, and also determine its intended destination, the weather during transit, and fuel usage. In addition, it stored information with respect to the cargo of the vessel, and allows the operator to track and monitor such vessel. We believe that when this information is accumulated, it may be used in effective ways such as calculating average usage of fuel in certain weather conditions, and evaluating captains’ abilities to navigate with fuel efficiency. The more data is accumulated with the system, the more beneficial it will become.

7.	Eco-Ship Solution

We believe that eco-Ship solution is the ultimate fruition of Marine Big Data, and the solution upholds its value only by big data, collected by related systems and solutions. The following two main facts have led e-Marine’s interest in the development of Eco-Ship solution:

Fuel Saving

- Fuel consumption cost consists 40% of the total vessel operation cost; with Eco-Ship solution, the fuel can be saved up to 10%.

- With the data collected, the solution calculates four main variables fuel consumption depends on: trim, speed, engine, and route, plus the real-time weather information.

- The analyzed optimal information is displayed on monitors to support mariner’s decisions.

IMO Regulations

- IMO has addressed policies regulating hazardous chemical emission from vessels around the globe.

- Ozone depletion material, NOx gas, SOx gas, carbon, etc. are subject to regulations.

- Currently ECA (Emission Control Area) Zone has been created in Baltic, North, and North American seas; and more ECA Zones are to be designated in the near future.

- The emission of these materials is directly related to the fuel usages; therefore, less vessel fuel consumption will solve most of the emission problems.

- Knowing this, IMO has strongly recommended fleets to use the solution or ones similar.

Overseas Solutions Distribution

e-Marine has agreements with a number of manufacturers of admiralty navigation and other related products, which grant e-Marine both exclusive and non-exclusive distributorship rights for the sale of various maritime-related products, including navigational charts, software and hardware in Korea. Pursuant to an agent agreement with Hatteland Display AS (“Hatteland”), a worldwide leading maritime-specialized hardware manufacturer, e-Marine is the exclusive distributor of Hatteland’s products. Pursuant to an international distributor agreement with Teledyne CARIS, Inc. (“CARIS”), a worldwide leading maritime-specialized software developer, e-Marine is a non-exclusive distributor of certain products and services of CARIS. These agreements allow e-Marine to generate revenue with minimal operational resources through its established distribution channels.

Aids to Navigation

While Vessel I.o.T. Platform focuses on data generated on-board, our A2N I.o.T. Platform focuses on data generated from the environment around the shore. e-Marine’s A2N I.o.T. Platform consists of various devices that may be attached to navigational aids that collects and transfers data to the control tower, on shore.

e-Marine has implemented a number of Aids to Navigation and maritime weather signals module and software. Currently, e-MARINE’s Aids to Navigation solutions are installed and operated in eleven out of thirteen maritime offices in South Korea.

Our Aids to Navigation Systems consist of the following:

1.	Maritime Weather Signals Total Management System

This system collects weather signals in various format (AIS, CDMA, TRS) and displays organized information such as tidal height, wind directivity, wind speed and sea temperature. The collected weather information is may also be transmitted to all major ports and maritime offices for public and civic use.

e-Marine has implemented over a dozen maritime information systems in major port cities such as Busan, Incheon and Ulsan. e-Marine is currently in the process of implementing Total Management System which gathers all maritime weather information to one central center; National Maritime PNT Office. When e-Navigation initiates the System will be the backbone of developing the Total Maritime Traffic System in future.

2.	e-A2N

In the past, mariners depended only on light houses and buoy as navigational aids along the ocean shore. Unmanned light houses and buoys are typically powered by batteries, and were manually inspected in order to determine whether any issues can cause it to malfunction.

e-Marine’s e-A2N device is intended to automate the detection of issues that may cause navigational aids to malfunction and is a device that is attached to aids to detect and send real-time data such as battery status and weather conditions to ground control. Through this device, unnecessary man power and cost could be saved, while providing other benefits such as assisting crews, passengers, pilots, and seafarers with weather information display on port dashboards and smartphone applications. e-Marine has begun to install e-A2Ns to over 4,000 navigational aids in Korea.

Limited Operating History

We are in the early stages of development and have a limited operating history. We have a history of operating losses and may not achieve or maintain profitability and positive cash flow. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future. We cannot guarantee we will be successful in our business operations.

The following discussion and analysis should be read in conjunction with the audited financial statements for the Pollex, Inc., for the period ended December 31, 2016, and accompanying notes, in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on April 18, 2017, as well as the audited financial statements for e-Marine Co., Ltd. for the period ending April 30, 2017, and accompanying notes, in the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to September 30, 2016

The following table summarizes the results of our operations during the three months ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar (in Korean Won) and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2017 (unaudited)		9/30/2016 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	926,427,927	￦	716,279,668	￦	210,148,259	29%
Operating expense	￦	1,954,745,647	￦	1,834,286,803	￦	120,458,844	7%
Net loss	￦	(1,028,317,720)	￦	(1,118,007,135)	￦	(89,689,415)	(8)%

Revenue. Total revenue for the three months ended September 30, 2017 and 2016 was ￦926,427,927 and ￦716,279,668, respectively. The increase of ￦210,148,259, or 29%, was primarily due to an increase in service revenue from a new order of the Red-tide Monitoring and Prediction System, which offset a decrease in product revenue due to a decrease in demand for Hatteland products and CARIS software updates, as well as a delay in certain ECDIS projects during the quarter.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2017 and 2016 was ￦547,420,133 and ￦1,045,025,565, respectively. The decrease of ￦497,605, or 48%, was due to decreases in both cost of product revenue and cost of service revenue, resulting from a decrease in sales of Hattleand products, CARIS software updates, delays in ECDIS projects, as well as a decrease in sales of certain materials relating to the Red-tide Monitoring and Prediction Systems project, which was postponed to October 2017. Such expenses will be accounted for in the next quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 was ￦1,337,646,313 and ￦742,291,212, respectively. The increase of ￦595,354,718, or 80%, was primarily due to an increase in legal and other service fees relating to the Company’s private placement offering and share exchange agreement.

Loss from Operations. Loss from operations for the three months ended September 30, 2017 and 2016 was ￦958,638,519 and ￦1,071,037,492, respectively. The decrease of ￦112,398,973, or 10%, was primarily due to the improved gross margin offset by the increase in selling, general and administrative expenses.

Other Expense. Other expense for the three months ended September 30, 2017 and 2016 was ￦79,284,462 and ￦46,959,642, respectively. The increase of ￦32,314,819, or 69%, was primarily due to the increased borrowing rates and an increase in foreign exchange loss.

Net Loss. Net loss for the three months ended September 30, 2017 and 2016 was ￦1,028,317,720 and ￦1,118,007,135, respectively. The decrease of ￦89,689,415, or 8%, was primarily due to the improved gross margin offset by the increase in selling, general and administrative expenses and other expenses

Nine Months Ended September 30, 2017 Compared to September 30, 2016

The following table summarizes the results of our operations during the nine months ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar (in Korean Won) and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2017 (unaudited)		9/30/2016 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	2,896,550,370	￦	2,969,198,524	￦	(72,648,154)	(2)%
Operating expense	￦	4,951,911,768	￦	5,135,758,243	￦	(183,846,475)	(4)%
Net loss	￦	(2,055,361,398)	￦	(2,166,559,719)	￦	(111,198,321)	(5)%

Revenue. Total revenue for the nine months ended September 30, 2017 and 2016 was ￦2,896,550,370 and ￦2,969,198,524, respectively. The decrease of ￦72,648,154, or 2%, was primarily due to an increase in service revenue from a new order of Red-tide Monitoring and Prediction System, which offset a decreased in product revenue due to a decrease in demand for Hatteland products, CARIs software updates, and delays in both the Intra-Ship Integrated Gateway project and the ECDIS project.

Cost of Revenue. Total cost of revenue for the nine months ended September 30, 2017 and 2016 was ￦2,472,379,902 and ￦2,805,973,666, respectively. The decrease of ￦333,593,764, or 12%, was due to decreases in both coast of product and service revenues, resulting primarily from a decrease in sales of certain materials relating to the Red-tide Monitoring and Prediction Systems project, which was postponed to October 2017. Such expenses will be accounted for in the next quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 was ￦2,324,769,460 and ￦2,174,784,304, respectively. The increase of ￦149,985,156, or 7%, was primarily due to an increase in legal and other service fees relating to the Company’s private placement offering and share exchange agreement. This increase was offset by a decrease in office rental and management expenses resulting from an effort to reduce operational inefficiencies.

Loss from Operations. Loss from operations for the nine months ended September 30, 2017 and 2016 was ￦1,900,598,992 and ￦2,011,559,446, respectively. The decrease of ￦110,960,454, or 6%, was primarily due to the improved gross margin offset by the increase in selling, general and administrative expenses.

Other Expense. Other expense for the nine months ended September 30, 2017 and 2016 was ￦192,247,053 and ￦171,204,888, respectively. The increase of ￦21,042,165, or 13%, was primarily due to the increased borrowing rates and an increase in foreign exchange loss.

Net Loss. Net loss for the nine months ended September 30, 2017 and 2016 was ￦2,055,361,398 and ￦2,166,559,719, respectively. The decrease of ￦111,198,321, or 5%, was primarily due to the improved gross margin offset by the increase in selling, general and administrative expenses and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2017, the Company had ￦294,449 thousand of cash on hand. For the nine months ended September 30, 2017, the Company reported loss from operations of ￦1,900,599 thousand and net cash used in operating activities of ￦1,958,395 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2017, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of September 30, 2017. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash used in operating activities for the nine months ended September 30, 2017 was ￦1,958,395,391, which was due to the net loss of ￦2,055,361,398 and the changes in operating assets and liabilities of ￦695,506,417 offset by noncash expenses of ￦792,471,938.

Investing Cash Flows. Net cash used in investing activities for the nine months ended September 30, 2017 was ￦281,128,239, which was due to the increase in short-term financial instruments of ￦249,000,000 and the purchase of other long-lived assets of ￦36,094,046 offset by the decrease in loans to related parties.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended September 30, 2017 was ￦2,411,223,868, which was primarily due to the receipt of proceeds from the private placement offering in the amount of approximately ￦1,994,645,467, the increase in borrowings of ￦636,743,687 offset by repayments of borrowings of ￦90,000,000 and net decrease in loans from related parties of ￦130,165,286.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms is required to be maintained by management. Disclosure controls should be designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has concluded that our disclosure controls and procedures were not effective for the period ended September 30, 2017, due to the following:

●	Failure to design and maintain a set of disclosure and control procedures
●	Lack of segregation of duties as a result of limited personnel.
●	Lack of Functioning Audit Committee: We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. We do not have an independent director.

Changes in Internal Control Over Financial Reporting

There have been changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Share Exchange Agreement

On July 25, 2017, we entered into a share exchange agreement with e-Marine and the stockholders of e-Marine (the “e-Marine Stockholders”), pursuant to which the e-Marine Stockholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine to the Company in exchange for 14,975,000 restricted shares of common stock of the Company. As a result, e-Marine became a wholly-owned subsidiary of the Company, and the e-Marine Stockholders acquired a controlling interest in the Company.

At the time of the acquisition, the Company was engaged in the online games business by acquiring gaming licenses in order to make them commercially available abroad. As a result of the acquisition of all the issued and outstanding shares of common stock of e-Marine, we have now assumed e-Marine’s business operations as our own. The acquisition of e-Marine is treated as a reverse acquisition, and the business of e-Marine became the business of the Company.

On August 15, 2017, in connection with the reverse merger, the Board of Directors of the Company changed its name from “Pollex, Inc.” to “eMarine Global, Inc.”

Private Placement Offering

On July 25, 2017, we entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, we offered in a private placement (the “Offering”) $2,250,000 of units (each, a “Unit” and, collectively, the “Units”). Each Unit has a purchase price of $0.50 and consisted of (i) one (1) share of our Common Stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase two and one-half (2.5) shares of our Common Stock (each, a “Warrant” and, collectively, the “Warrants”). The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.60 per share, subject to adjustment as provided in the agreement evidencing the Warrants. The Shares underlying the Warrants may hereinafter be referred to as the “Warrant Shares”.

The Offering closed on July 25, 2017 (the “Closing”). At the Closing, we received subscriptions for the full Offering of $2,250,000, and we received gross proceeds of $1,765,000 as of such date. At such time, we issued a total of 3,530,000 Shares and 8,825,000 Warrants to purchase up to 8,825,000 shares of our Common Stock. As of September 30, 2017, we received gross proceeds in the amount of $115,000 (approximately ￦129,963 thousand) and issued a total of 230,000 Shares and Warrants to purchase up to 575,000 shares of our Common Stock.

It is anticipated that proceeds for the remaining $370,000 (approximately ￦423,727 thousand) of Units subscribed for will be funded on or before November 30, 2017, at which time we will issue to the relevant Investor an aggregate of 740,000 Shares and Warrants to purchase 1,850,000 shares of our Common Stock.

Other Issuances

On July 25, 2017, we entered into a consulting agreement (the “Consulting Agreement”) with Peach Management LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“Consultant”), for a term of twenty-four months, effective as of July 25, 2017. Pursuant to the terms of the Consulting Agreement, Consultant will assist the Company with introductions to investor relation firms located within and outside the United States to develop and implement capital markets messaging reflected in press releases, shareholder letters, PowerPoint presentations, social media and traditional media (the “Services”). In consideration of the Services to be rendered by Consultant, the Company issued to Consultant warrants to purchase up to 1,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Consultant Warrants”). The Consultant Warrants have a term of three (3) years and have an exercise price equal to $0.08 per share.

In connection with the Exchange Agreement and the Subscription Agreement, we issued to certain consultants an aggregate of 2,225,567 shares of the Company’s common stock, par value $0.001 per share.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EMARINE GLOBAL INC.

Date: November 21, 2017	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

