Form 10-K
period 2017-12-31
EMARINE GLOBAL INC.
filed 2018-04-17
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-49933

EMARINE GLOBAL INC.

(Exact name of registrant as specified in charter)

Nevada	95-4886472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4TH FLOOR, 15-14, SAMSAN-RO 308BEON-GIL

NAM-GU

ULSAN M5 44715

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: 82-70-7204-9352

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was $214,666,770 based on the closing price of $15.00 as of that date.

As of April 17 2018, there are 22,927,992 shares of the common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EMARINE GLOBAL INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	intellectual property;

●	production;

●	future operating results; and

●	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1. BUSINESS.

Organizational History

eMarine Global Inc., formerly Pollex, Inc., was originally incorporated in the State of Nevada on November 2, 2001 under the name “Web Views Corporation.” In June 2003, the Company acquired 100% of Cascade Mountain Mining Corp. (“Cascade Corp.”) pursuant to an exchange agreement. As a result of the acquisition of Cascade Corp., and the change in focus of the Company’s business, the Company changed its name from “Web Views Corporation” to “Cascade Mountain Mining Company, Inc.” on June 17, 2003, in connection with a Certificate of Amendment to the Company’s Articles of Incorporation. The Certificate of Amendment also affected a 60:1 forward stock split, which became effective on June 24, 2003, and reauthorized 300,000,000 shares of common stock.

On January 7, 2005, we changed our name to “National Parking Systems, Inc.” and effected a 1:4,000 reverse stock split, re-authorized 300,000,000 shares of common stock, par value $.001 per share, and re-authorized 10,000,000 shares of preferred stock, par value $.001 per share. On November 18, 2005, we changed our name to “BioStem, Inc.” and the Company’s common stock traded under the new stock symbol “BTEM”. The Company’s focus was parking and parking related services, including valet parking services which the Company operated through its wholly owned subsidiary BH holding Company, Inc. (“BH”) and vehicle immobilization services which the Company operated through its wholly owned subsidiary ABS Holding Company, Inc. (“ABS”).

On October 12, 2007, we entered into a Stock Exchange Agreement with Joytoto Co., Ltd., a Korean public company traded on the KOSDAQ (“Joytoto Korea”), and Joyon Entertainment Co., Ltd, a Korean company, to purchase 100% of the issued and outstanding capital stock of Joyon Entertainment, Inc., a Delaware corporation (“JEI”), in exchange for 115,000,000 shares of our common stock (after giving effect to a one-for-forty reverse split of our common stock) as well as the divestment of our two subsidiaries, BH Holding Company, Inc. and ABS Holding Company, Inc. Effective on October 31, 2007, our name was changed to “Joytoto USA, Inc.” and our common stock commenced trading under the new symbol “JYTO”. We operated as a majority owned subsidiary of Joytoto Korea. We had one wholly-owned subsidiary, JEI, and two sub-subsidiaries, Joytoto Technologies, Inc., a Nevada corporation (“JTI”) and Joytoto America, Inc., a California corporation (“JAI”), both of which were wholly-owned subsidiaries of JEI. Our operations were organized into two business segments: Consumer Electronics and Video Games. On October 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to “Pollex, Inc.,” thus resulting in our symbol change to “PLLX”, effective October 24, 2008.

On July 25, 2017, we entered into a share exchange agreement with e-Marine and the stockholders of e-Marine (the “e-Marine Stockholders”), pursuant to which the e-Marine Stockholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine to the Company in exchange for 14,975,000 restricted shares of common stock (the “Share Exchange”) of the Company. As a result, e-Marine became our wholly-owned subsidiary, and the e-Marine Stockholders acquired a controlling interest in the Company.

At the time of the Share Exchange, we were engaged in the online games business by acquiring gaming licenses in order to make them commercially available abroad. As a result of the acquisition of all the issued and outstanding shares of common stock of e-Marine, we have now assumed e-Marine’s business operations as our own. The acquisition of e-Marine is treated as a reverse acquisition, and the business of e-Marine became the business of the Company.

e-Marine Co., Ltd. was organized under the laws of the Republic of Korea on January 2, 2001, and is a maritime information and communications technology provider based in South Korea. e-Marine seeks to achieve safety of life at sea through the use of various technologies, such as e-Navigation, Maritime Internet-of-Things and marine big data technology (collectively, “Maritime ICT Convergence”). e-Marine’s main products and services are divided into four categories: (1) Electronic Chart Display & Information System; (2) Smart Ship; (3) Overseas Solutions Distributions; and (4) Aids to Navigation.

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

Our principal execute offices are located at 4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan, 44715 South Korea.

Overview of Business

We are a leading provider of information and communications technology for the maritime industry. We provide solutions for the collection, integration and display of maritime information abroad and ashore by electronic means to enhance berth-to-berth navigation and related services. We believe that these solutions provide the most efficient means to secure the safety of life at sea and to protect the marine environment. We offer all of our products and services through subscription, installation, updates and/or maintenance contracts.

Our Products & Solutions

We offer onboard and onshore products and solutions to customers operating within the maritime and shipbuilding industries through our two business divisions: (i) our maritime information and communications technology (“Maritime ICT”) division and (ii) our shipbuilding information and communications (“Shipbuilding ICT”) division.

We focus our business on four main hardware and software products: (i) Electronic Chart Display & Information System (“ECDIS”); (ii) Smart Ship solutions; (iii) distribution of overseas solutions; and (iv) Aids to Navigation (“AtoN”) systems.

Electronic Chart Display and Information Systems

We offer e-Navigator, our branded electronic chart display and information system (“ECDIS”), which is a computer-based navigation system that complies with International Maritime Organization (“IMO”) regulations and can be used as an alternative to paper navigation charters. Integrating a variety of real-time information, it is an automated decision aid capable of continuously determining a vessel’s position in related to land, charted objects, navigation aids and unseen hazards, which is key in helping operators monitor and plan routes. An ECDIS includes electronic navigation charts (“ENC”), which we also offer, and integrates position information from the global positioning system (“GPS”) and other navigational sensors, such as radar, fathometer and automatic identification systems. It can also provide additional navigation-related information, such as sailing directions. Only the hardware is regulated by the IMO, while the software is subject to patents. We have obtained ECDIS software and South Korean patents for ECDIS technology.

Smart Ship Solutions

Our Smart Ship technology is the result of our partnership with Hyundai Heavy Industries (“HHI”) and much of it has been implemented on HHI’s newly-built ships. These systems use the marine Internet of Things (“I.o.T.”) and big data technologies to provide solutions such as the Intra-Ship Integrated Gateway (“ISIG”), an intra-ship network that promotes greater communication amongst a fleet while at sea; the Collision Avoidance and Optimal Voyage Systems, both dedicated to helping mariners determine the best routes and avoid incidents at sea; and the Remote Maintenance and Engine Monitoring Systems, which similarly promote crews’ safety by ensuring that vessels are kept in shipshape condition. Through the further development of our Smart Ship solutions, we believe will make greater in-roads into the autonomous ship and unmanned ship markets.

Smart Ship solutions are navigation oriented hardware and software that are developed by utilizing maritime I.o.T and big data technology. We develop Smart Ship technology under the partnership with HHI. This partnership has resulted in the development of a number of Smart Ship solutions that we supplied to HHI’s newly-built ships. By applying marine I.o.T. and big data technologies, we believe we will continue to expand the development of Smart Ship solutions, by gradually entering the autonomous ship and unmanned ship market. Some of our current Smart Ship Solutions include the following:

Overseas Solutions Distribution

We have agreements with a number of maritime products manufacturers. We have an exclusive agreement with Teledyne Technologies International Corp for the distribution of CARIS, maritime GIS software. We distribute digital charts from C-Map, The United Kingdom Hydrographic Office and the Korea Hydrography and Research Association. In 2017, we began providing services related to a maritime-training simulator for the Republic of Korea Navy in cooperation with ECA-Sindel. We also are the exclusive distributor of Hatteland’s maritime-specialized hardware.

Aids to Navigation

We implement AtoN management systems for public maritime agencies. AtoN systems include sensors that are attached to navigational aids at sea and management software installed at the ground control level for information collection, display and analysis. Our AtoN System consists of the (i) Maritime Weather Signals Total Management System and the (ii) e-A2N device.

The Maritime Weather Signals Total Management System is a technology that collects weather information that is then transmitted to all major ports and maritime offices for public and civic use. It collects weather signals in various formats, including AIS, CDMA and TRS, and then simultaneously displays such information as tidal height, wind directivity, wind speed and sea temperature. We have implemented over a dozen maritime information systems in major port cities such as Busan, Incheon and Ulsan. In 2017, we implemented our Total Management System, which compiles all maritime weather information and delivers it through one central center, at the National Maritime Positioning, Navigation, and Timing Office. We believe that once the IMO begins its e-Navigation initiative, the Total AtoN Management System will be a part of the Total Maritime Traffic System.

Our e-A2N device detects technical malfunctions and sends real-time data such as battery status and weather conditions to ground control, bringing attention to ship components in need of maintenance. We believe that our e-A2N device results in cost reduction and unnecessary manpower while also benefiting users, such as crew members, passengers, pilots and seaferers, by providing access to weather information via port dashboards and smart applications. To date, we have installed e-A2N devices in over 4,000 navigational aids throughout Korea.

Key Factors of Our Business Model

We cover every aspect of the ENC technology within our e-Navigator from manufacturing, modification, personalization, distribution and maintenance. We offer our customers our e-Navigator ECDIS and ENC separately or as a package, which we believe provides us with a cost competitive edge, as well as seamless integration and on-going maintenance.

We have developed our e-Navigator and our ECN products in an effort to offer our customers what we believe to be the best product possible in the market. Currently, we hold approximately 90% of the market of private ships through our government contracts with the Republic of Korea (“R.O.K”) Navy and Coast Guard, and we hold approximately 60% of the public sector market share. The rest of the market is held by other domestic and foreign competitors, including Japan Radio Co., Ltd., Furuno Electric Co., Ltd. and Martin Electric Co., Ltd. We have been the market leader of ECDIS in Korea, consistently supplying and operating maintenance service for the Republic of Korea Navy, the Coast Guard and other public and commercial ships. We continuously provide ECDIS maintenance services to an average of 200 navy vessels annually, with contracts renewed every one to two years

In September 2017, we won a contract from the R.O.K. Navy to provide maintenance services to navy ships through fiscal year 2018. This marks the 8th consecutive year in which we have won such contracts.

We are a Smart Ship solutions development partner of Hyundai Heavy Industries. We supply ISIG, Optimal Navigation System and Engine Status Monitoring System to Hyundai Heavy Industries and anticipate supplying subsequent Smart Ship products to Hyundai Heavy Industries and other shipbuilders in South Korea such as Hanjin Heavy Industries and Samsung Heavy Industries.

Industry Overview and Market Opportunity

Global Maritime Industry and Market

The global maritime industry and related markets suffered as a result of a decrease in demand for global shipping and a decrease in investment which in turn has resulted in a reduction of the number of newly-built ships. This regression lasted until early 2017, which was the lowest point of the industry’s economic cycle. As a result, the Company’s largest customer, Hyundai Heavy Industries, decreased its shipbuilding production and therefore resulted in a decrease of the Company’s Ship Solutions output for Hyundai’s new ships. Further as a result of this regression in the industry, many market participants concentrated on maintaining old ships with existing navigation solutions, causing a decrease in new navigation solutions during that time period. The global maritime economy has gained steam while international oil price is in a steady state. Shipbuilder’s order intakes are likely to see upturn consistently. According to industry experts, global shipbuilding market condition is expected to show expediential curve by representing significant improvements after getting better slowly over the next two-three years. From the analysis of Korea Institute for Industrial Economics & Trade, the shipping market condition is to show a rebound after hitting rock bottom last 2017. The shipbuilding industry’s situation will improve slowly until 2020, before showing a significant upturn since then.

Korean Shipbuilding Industry

In 2017, many Korean shipbuilders surpassed their annual projections, indicating a recovery from the severe order drought of 2016. According to Clarkson Research, in 2017 new-buildings of a combined 6.45m cgt were reported to have been contracted at Korean yards, representing an increase of 199% compared to the prior year. This growth rate is higher than that of China and Japan. Korean shipbuilders have led global tanker newbuilding market. According to industry statistics and ASIASIS’s survey, HHI obtained orders for 150 units of merchant vessels worth around $10 billion in 2017. Korean ‘Big 3’ shipbuilders, HHI, Daewoo and Samsung, have set their 2018 order goals higher than 2017’s, indicating positive growth in the order sales market going forward. As the Korean shipbuilding industry recovers and expands its technological innovation aimed at autonomous/unmanned ships in 2018, we anticipate an increased demand for our navigation and Smart Ship solutions from Korean shipbuilders. We also expect to continue supplying HHI ISIG and our Collision Avoidance Systems and Optimal Voyage Systems.

Market Opportunity

Beginning in July of 2018, the IMO will mandate every ship to be equipped with ECDIS. The IMO will initiate its Strategic Implementation Plan for e-Navigation in 2019. The plan will require that all navigation equipment be globally standardized, digitalized and inter-connected. The IMO’s goal is to increase safety of navigation in commercial shipping through better organization of data on ships by 2019. We believe that the IMO’s plan will consequently increase demand for smart ships. Out of 6,500 new ships already planned HHI over the next five years, approximately 700 ships will be equipped with the Total Smart Ship Solution Package. HHI’s Total Smart Ship Package consists of various Smart Ship Solutions that we develop, such as our Navigation Information Management System, our Engine Information System, and our Energy Management System.

Manufacturing

We manufacture our products and solutions at our Research and Development Center in Ulsan. We develop our own software, as well as incorporate our software into customized hardware. These hardware products are assembled either in our factory or at a location requested by our customers. Our manufacturing processes are in accordance with IDO 9001:2008, which is discussed below under the heading “Government Approvals.” These manufactured products are also compliant with international standards for function and performance, such as those set forth by the International Electrotechnical Commission.

Competition

ECIDIS & Navigation Systems

We lead the military and security market in South Korea. Our major competitors are Japan Radio Co., Ltd. and Furuno Electric Co., Ltd., who each hold 30% of South Korean commercial market share respectively. The majority of the commercial market is made up of European and Japanese navigation and communication products. With its ECDIS technology, we plan to develop a new solution: eMarine Integrated Communication System (“e-ICS”). We have allocated $1,060,000 for the system’s development and plan to introduce it during the second quarter of 2018. However, there can be no assurance that our new solution will be ready at such time. In developing e-ICS, its protocols and interface specifications will be provided by Hyundai in cooperation with communication equipment’s suppliers. While we currently operate primarily within the military and Korean markets, we plan to expand into Southeast Asia later in 2018 and further to the Middle East, East Asia and North America by 2019. The overseas reach will begin in 2018 with $1.5 million budget set for exhibitions, sales network and training, then increasing the budget to $3million.

Smart Ship Solutions

We provide ISIG, which undergirds our Smart Ship Solutions. We have provided 269 ISIGs to HHI since 2012. Beginning in 2018, HHI will implement Smart Ship Solutions to most of their new ships. We derive approximately 15-20% of our revenue from our partnership with HHI.

The Unmanned/Autonomous Ship market is led by Rolls-Royce, Konsberg and Wartsila. By further developing systems such as ENC, ISIG, Collision Avoidance System and Track Control System, all of which we believe to be essential components of unmanned ships, we believe we will be well-positioned to enter the Unmanned/Autonomous Ship market by 2020.

Further, NAPA and ENRIAM, two Finnish companies, are leaders in providing fuel-saving solutions to the market; however, they mainly operate in the European passenger ship sector.

Aids to Navigation

South Korea leads in the application of I.o.T technology to AtoN systems. To date, we have implemented 13 maritime weather management modules in South Korea, which we believe to be the most among competitors. We also believe that we will maintain our position as a market leader by applying Big Data and Augmented Reality & Artificial Intelligence (“AR/AI”) technology to both our planned and future AtoN projects, such as our Integrated Maritime Weather Signal Control & Monitoring System project (2016 – 2017). We plan to implement a comprehensive management and operation system that connects all regional AtoN management systems for the Ministry of Oceans and Fisheries, which will establish a protocol for standardization of all maritime traffic and weather data. We believe that our role as the architect of this system will allow us to continue to play a major role in similar projects that utilize the system in the future.

Distribution

We have been South Korea’s sole distributor of CARIS, a maritime GIS solution, for nearly 17 years. Globally, CARIs has the highest market share in the maritime GIS field. Norway’s Hatteland Monitor holds the largest market share in its field while competing with MOXA and L3’s low-cost products, while we provide Hatteland products directly to Hyundai, Samsung and Doosan ships in South Korea

Customers

Our customers operate within the maritime and shipbuilding industries. Our main customers operate within the maritime security organizations such as R.O.K. Navy, the Korean Coast Guard, and the Korean Ministry of Fisheries, as well as shipbuilding companies such as HHI and Hanjin Heavy Industries.

We have been the market leader of ECDIS in Korea, consistently supplying and operating maintenance service for the Republic of Korea Navy, the Coast Guard and other public and commercial ships. We continuously provide ECDIS maintenance services to an average of 200 navy vessels annually, with contracts renewed every one to two years. We derive approximately 95% of our ECDIS sales revenue from our South Korean government contracts with Navy, Coast Guard and Ministry of Oceans and Fisheries. Through government contracts won by official bidding, we implement Aids to Navigation software, sensors and servers. The official bids are evaluated primarily on two factors: (i) the sophistication of the technology and (ii) the bid price. Winning bids typically result in contracts ranging from one to two years.

In addition, we develop our Smart Ship solutions through our partnership with Hyundai Heavy Industries and through our research and development contracts with the South Korean government, which we obtain through government-administrated bidding-process. Further, through our partnership with Hyundai Heavy Industries, we install our Smart Ship solutions into Hyundai’s newly-built ships, which are then sold to customers. We also supply overseas navigation-related solutions such as maritime PC hardware, Hatteland, and maritime GIS software, CARIS, to maritime agencies and shipbuilders.

Intellectual Property and Patent Rights

There is no specific patent policy in South Korea. Instead, intellectual property rights to original software are protected by Computer Program Protection Law of Korea. In addition, a company can report the copyright to its software under the Program Registration Policy, which is administered by Korea Copyright Commission. Among our three original software programs, Map Digitizer and ENC Text View are registered under the Computer Program Registration Policy. We have yet to register our Presentation Software.

Below is a list of our software and hardware in which we hold either patents or copyrights:

1.	Patents

-	Voice Controlled Ship Design and its steering control system (2007)

-	Automatic Identification System for Small Ships based on TRS (Trunked Radio System) (2011)

-	Operation System design and structured procedure of operation for remote light houses and remote buoys (2012)

-	Dynamic Electronic Chart Display and Information System using object-oriented relational data base management system and its distribution method (2015)

-	Voyage Optimization System Module Design (2015)

-	Voyage Optimization System Integration (2015)

2.	Software

-	Presentation Software for ship’s multi-purpose RADAR display

-	Map Digitizer : Automated Digitizing Software for Electronic Navigational Chart

-	ENC Text Viewer : Text viewer on Electronic Navigation Chart

Government Approvals

Depending on the locality of projects and sales, we may require government approval or meet certain requirements in order to provide our solutions. In most instances, government granted approvals are granted on the basis of a company’s compliance with domestic government and international regulations. Approvals and certificates require renewal primarily on an annual or bi-annual basis. In some cases, the renewal period could be longer than two years. For past projects, we have obtained following certificates and approvals:

1.	ISO 9001:2008

The International Organization for Standardization (“ISO”) 9001:2008 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable statuary and regulatory requirements. All requirements of ISO 9001:2008 are generic and are intended to apply to all organizations, regardless of the type, size and product indicated.

2.	DNV-GL Certificate

Located in Norway, Det Norske Veritas, Germanischer Lloyd (“DNV-GL”) is the world’s largest classification society, providing services for 13,175 vessels and mobile offshore units, or MOUs, amounting to 265.4 mill gt, which represents a global market share of 21%. It is also the largest technical consultancy and supervisory to the global renewable energy (particularly wind, wave, tidal and solar) and oil & gas industry - 65% of the world’s offshore pipelines are designed and installed to DNV-GL’s technical standards.

3.	KR Certificate

In South Korea, companies that provide electronic devices to government organizations and agencies must obtain a Korean Register (“KR”) certificate for their products. Such certificates indicate that a product has been properly registered, categorized and tested according to Korean standards for electronic devices.

4.	Direct Manufacture Confirmation Approval

This approval confirms that we directly produce our main solution, ECDIS. Companies are required to obtain this approval to provide evidence that the products they offer are domestically produced in South Korea. This is especially important to obtain, as many government-funded projects require domestic products and solutions.

5.	Information Communication Technology (“ICT”) Certificate

The ICT Certificate allows us to execute and/or participate in information communication technology-related projects in South Korea. The certificate is granted to companies that exhibit both appropriate internal structure and professional experiences for digital information technology.

6.	Korean Register Hellas (“KRH”) Certificate

We hold a KRH Certificate, which is a products certification that is issued on the basis of a company’s reputation and knowledge of the Korean register’s certification. A KRH Certificate guarantees access for a company and its products to European markets. KRH complies strictly with international conformity assessment procedures to ensure that the certification is accepted worldwide.

Government Regulations

We are required to obtain certain certifications for our ECDIS and Smart Ship solutions from governmental authorities prior to the sale and implementation of our products.

Companies that offer ECDIS are required to obtain certification from accredited registrars and classification societies. These registrars, such as the DNV-GL of Norway, the Korean Hellas (“KRH”) and the Federal Maritime and Hydrographic Agency of Germany, or BSH, conduct third-party inspection, verification and testing of materials to ensure the safe operation and quality of ships and other offshore installations of products. The South Korean government mandates company’s offering ECDIS to obtain KR approval. We have approval from both KR and the DNV-GL.

Our Smart Ship Solutions are not yet subject to any specific regulations and/or approvals. The IMO in collaboration with the International Electrotechnical Commission and the International Hydrographic Organization have formed a working group for the implementation of international standards applicable to the operation and performance of solutions such as Smart Ship.

Research and Development

We operate the Maritime Shipbuilding & ICT Research and Development Center at our principal executive offices in Ulsan, South Korea. Our main focus in research and development has been the development of our Smart Ship solutions. In 2015 and 2016, we developed a number of products and solutions, including the S-100-based ECDIS, Maritime Augmented Reality, the Collision Avoidance System, the Ship Motion Monitoring System, the Voyage Optimization System, the AI-based Remote Maintenance System and Ship’s Data Platform. Our research and development costs include researchers’ salary, the center’s operating fees, R&D materials etc.

1.	Research & Development Center Security

All entries and exits of the R&D center is equipped with solutions of S-1 Corporation’s SECOM. The solutions verify identities of all verified R&D members and record the outside personnel’s entrances and exits. Finger-print verification is used for entrance. Research & Development processes, results and intellectual assets are saved and managed in a separately installed NAS, Network-Attached Server. The network within the R&D center is internal, blocked from external approaches. All R&D members use ID/Password access to the main system.

2.	The Company’s Capital for Research & Development (in USD)

Year	R&D Capital
2014	$1,050,000
2015	$430,000
2016	$575,000
2017	$387,903

Seasonality

Our operations in the private and public market are seasonal. Government organizations, which are our main customers, historically make purchases directly from the public market beginning in the second quarter. For these orders, we complete most of our deliveries during the second half of the year. As a result, profits tend to be highest in the fourth quarter. On the other hand, commercial operators make purchases throughout the year.

Employees

As of April 17, 2018, we employed 38 full-time employees as follows: (i) 3 management employees; (ii) 5 human resources and accounting employees; (iii) 6 sales employees; (iv) 6 service employees; and (v) 18 research and development employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

We believe our future success will depend upon the continued service of our key management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. We consider our relationship with our employees to be good.

Our Corporate Information

Our principal executive offices are located at 4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan 44715, South Korea. Our sales office is located at 14th Floor, 201, Songpa-daero, Songpa-gu, Seoul, 05854, Republic of Korea. Our telephone number is +82-70-7204-9352. Our website address is http://emarine-global.com. Information contained on our website is not incorporated into this Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Some of the following risks relate principally to us, the industry in which we operate and our business in general. Other risks relate principally to the securities market and ownership of our common shares. The occurrence of any of the events described in this section could significantly and negatively affect our business, financial condition, operating results or cash available for dividends, if any, or the trading price of our common shares.

Industry Specific Risk Factors

Risks associated with operating ocean-going vessels in the future could affect our business and reputation, which could adversely affect our revenues and stock price.

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

●	marine disaster;

●	environmental accidents;

●	cargo and property losses or damage;

●	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

●	piracy.

These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, damage to our customer relationships, delay or rerouting.

World events could adversely affect our results of operations and financial condition.

Terrorist attacks and the threat of future terrorist attacks around the world may cause uncertainty in the world’s financial markets and may affect our ability to revive manufacturing operations, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. or other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, such as the attack on the MT Limburg, a vessel unaffiliated with us, in October 2002, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results.

In the highly competitive international shipping industry, we may not be able to compete for contracts with new entrants or established companies with greater resources which may have a material adverse effect on our business, prospects, financial conditions, liquidity and results of operations.

The naval navigation and communication systems market is highly competitive. Some competitors have substantially greater resources than we have. Competition for the contracts is intense and depends on price, location and reputation. Our competitors with greater resources and access to capital than we have may be able to offer lower rates and higher quality products than we may be able to offer. If this were to occur, we may be unable to attract new or former customers on attractive terms or at all, which may have a material adverse effect on our business, prospects, financial condition, liquidity and results of operations.

Our competitors may develop products that are less expensive, are safer or more effective, and thus may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors’ market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several companies and our competitors may:

●	develop and market products that are less expensive or more effective than our future products;

●	commercialize competing products before we or our partners can launch any products developed from our product candidates;

●	operate larger research and development programs or have substantially greater financial resources than we do;

●	initiate or withstand substantial price competition more successfully than we can;

●	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

●	more effectively negotiate third-party licenses and strategic relationships; and

●	take advantage of acquisition or other opportunities more readily than we can.

Our products are subject to government regulations and customer requirements regarding safety matters that may require significant expenditures by us to ensure compliance.

                Our products (and certain uses of our products) may be subject to governmental regulations for compliance with applicable safety standards. Any failure to comply with such standards could subject us to both governmental fines as well as possible claims by consumers.

Risks Related to Doing Business in Korea

The movement of the Korean Won against the U.S. dollar and other currencies may have a material adverse effect on us.

The Korean Won has fluctuated significantly against major currencies in recent years, especially as a result of the recent global financial crisis and the relatively speedy recovery of Korean economy therefrom. The appreciation of the Won against U.S. dollar and other foreign currencies typically results in a material increase in the cost of fuel and equipment purchased from overseas and the cost of servicing our foreign currency-denominated debt as the prices for substantially all of the fuel materials and a significant portion of the equipment we purchase are stated in currencies other than the Won, generally in U.S. dollars. As a result, any significant depreciation of Won against the U.S. dollar or other major foreign currencies will have a material adverse effect on our profitability and results of operations.

Because we generate all of our revenues in Korean Won but incur a portion of our expenses in other currencies, exchange rate fluctuations could have an adverse impact on our results of operations.

We generate substantially all of our revenues in Korean Won but certain of our expenses are incurred in currencies other than the Korean Won. This difference could lead to fluctuations in net income due to changes in the value of the Korean Won relative to these other currencies, in particular the Euro. Expenses incurred in foreign currencies against which the Korean Won falls in value could increase, decreasing our net income and cash flow from operations.

Most of the registrant’s operations are carried out in the Republic of Korea.  As a result, our operations are subject to various political, economic, and other risks and uncertainties.

Our main operations are in the Republic of Korea.  Our operations are subject to various political, economic, and other risks and uncertainties inherent to the country.  Among other risks, the registrant’s operations are subject to the risks of political conditions and governmental regulations.  If there are any changes to government regulations that affect our ability to operate, we may face significant losses

Escalations in tensions with North Korea could have an adverse effect on us.

Relations between Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long- range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. In December 2002, North Korea removed the seals and surveillance equipment from its Yongbyon nuclear power plant and evicted inspectors from the United Nations International Atomic Energy Agency. In January 2003, North Korea renounced its obligations under the Nuclear Non-Proliferation Treaty. Since the renouncement, Korea, the United States, North Korea, China, Japan and Russia have held numerous rounds of six party multi-lateral talks in an effort to resolve issues relating to North Korea’s nuclear weapons program.

There can be no assurance that the level of tension on the Korean peninsula will not escalate in the future. Any further increase in tensions, which may occur, for example, if North Korea experiences a leadership crisis, high-level contacts break down or military hostilities occur, could have a material adverse effect on our operations and the market value of our common stock.

It may not be possible for investors to enforce U.S. judgments against us.

Our operations are primarily conducted outside of the United States. In addition, all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us, our subsidiaries or our directors and officers or to enforce a judgment against us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based on those laws.

Risks Relating to Our Business

We have received a going concern opinion from our auditors.

We have received a “going concern” opinion from our independent registered public accounting firm, reflecting substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

We may conduct business in China, where the legal system has inherent uncertainties that could limit the legal protections available to us.

Any contracts that we may enter into in the future may be subject to new regulations in China that may require us to incur new or additional compliance or other administrative costs and may require that we pay to the Chinese government new taxes or other fees. Changes in laws and regulations, including with regards to tax matters, and their implementation by local authorities could affect vessels chartered to Chinese customers as well as vessels calling to Chinese ports and could have a material adverse impact on our business, financial condition and results of operations.

We may not be able to raise equity and debt financing sufficient to meet our capital and operating needs and to comply with the covenants that we expect will be contained in our debt agreements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that the net proceeds from any future equity offering or debt financing would be sufficient to satisfy our capital and operating needs and enable us to comply with various debt covenants that we expect will be contained in future debt agreements. In such case, we may not be able to raise additional equity capital or obtain additional debt financing or refinance our existing indebtedness, if necessary. If we are not able to comply with the covenants that we expect will be contained in future debt agreements and our lenders choose to accelerate our indebtedness and foreclose their liens, we could be required to sell any vessels we may own and our ability to continue to conduct our business would be impaired.

Most of our ECDIS sales revenues come from South Korean government contracts.

ECDIS sales are a major part of our business. South Korean government contracts make up approximately 95% of our ECDIS sales. Should we fail in the future to obtain South Korean government contracts or are unable to win government contracts at the rate we are currently, our revenues may decrease significantly.

A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.

Our information technology networks and related systems are essential to our ability to conduct our day to day operations. As a result, we face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems or those of our vendors could: disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information including tenant information and lease data, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect our business and the value of our stock.

The risk of counterparties failing to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.

We may enter into in the future, among other things, credit facilities with banks and interest rate swap agreements. Such agreements also would subject us to counterparty risks. The ability of each of the counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of our industry sector, the overall financial condition of the counterparty, and various expenses. Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We or our Managers may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management team, including our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could adversely affect our business, results of operations and ability to pay dividends. We do not intend to maintain “key man” life insurance on any of our officers or other members of our management team.

Our success is dependent upon our ability to adequately and appropriately serve our customers.

Our operations are heavily dependent upon the delivery of superior customer service across a broad customer base, by which negative feedback from agents, insureds or internal staff could result in a loss of revenue for the Company.

We may have to pay tax on U.S. source income, which would reduce our earnings.

As a foreign corporation to the United States, our operating income generally is taxable in the United States if it is effectively connected with the conduct of a trade or business in the United States. In order to be effectively connected with the conduct of a trade or business in the United States, operating income must be from sources within the United States. The income we derive from the sale of our products and solutions is not derived from sources within the United States. Our products and solutions are provided to companies operating outside the United States and consist of services performed outside the United States. Accordingly, we do not believe that we would be taxable in the United States on our general operating income. However there can be no assurance that we will not have to pay tax on U.S. source income and, if we do, our earnings would be reduced.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce, or are held for the production of, those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, gains from the sale or exchange of investment property, and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our prior method of operations, we do not believe that we will be a PFIC with respect to any taxable year as a result of any income that we may earn. In this regard, we intend to treat the gross income we derive or are deemed to derive from our service activities as services income. Accordingly, we believe that income from our service activities does not constitute “passive income,” and the assets that we own and operate in connection with the production of that income do not constitute assets that produce, or are held for the production of, “passive income.” However, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. federal income tax consequences and information reporting obligations. Under the PFIC rules, unless those U.S. shareholders make an election available under the Code (which election could itself have adverse consequences for such U.S. shareholders), such U.S. shareholders would be liable to pay U.S. federal income tax at the then prevailing U.S. federal income tax rates on ordinary income plus interest upon “excess distributions” and upon any gain from the disposition of our common shares, as if such “excess distribution” or gain had been recognized ratably over the U.S. shareholder’s holding period of our common shares. See “Item 10. Additional Information—E. Taxation—Material U.S., Marshall Islands Income Tax Considerations—U.S. Federal Income Taxation of U.S. Holders—Passive Foreign Investment Company Status and Significant Tax Consequences” for a more comprehensive discussion of the U.S. federal income tax consequences to U.S. shareholders if we are treated as a PFIC.

The current state of global financial markets and current economic conditions may adversely impact our ability to obtain additional financing or refinance our existing indebtedness on acceptable terms which may hinder or prevent us from expanding our business.

Global financial markets and economic conditions continue to be volatile. This volatility has negatively affected the general willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. The current state of global financial markets might adversely impact our ability to issue additional equity at prices which will not be dilutive to our existing shareholders or preclude us from issuing equity at all.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that additional financing will be available if needed and to the extent required, or that we will be able to refinance our existing indebtedness, on acceptable terms or at all. If additional financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to revive our shipping operations, complete potential vessel acquisitions or otherwise take advantage of business opportunities as they arise.

The instability of the euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, in particular in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”), and the European Financial Stability Mechanism (the “EFSM”), to provide funding to Eurozone countries in financial difficulties that seek such support. In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent stability mechanism, the European Stability Mechanism, which was established on September 27, 2012 to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations and the overall stability of the euro. An extended period of adverse developments in the outlook for European countries could reduce the overall demand for our products and services. These potential developments, or market perceptions concerning these and related issues, could affect our financial position, results of operations and cash flows.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company’s common stock is quoted on the OTC Pink Market under the symbol “EMRN”. However, there has been minimal reported trading to date in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

● variations in our quarterly operating results;

● announcements that our revenue or income are below analysts’ expectations;

● general economic slowdowns;

● sales of large blocks of the Company’s common stock; and

● announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Because we became a public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2017 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. A lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment in our Company.

Our stockholders may experience significant dilution.

We have a significant number of warrants to purchase our common stock outstanding, the exercise of which would be dilutive to stockholders. In certain instances, the exercise prices are subject to adjustment if we issue or sell shares of our common stock or equity-based instruments at a price per share less than the exercise price then in effect. In such case, both the issuance and the adjustment would be dilutive to stockholders.

We may from time to time finance our future operations or acquisitions through the issuance of equity securities, which securities may also have rights and preferences senior to the rights and preferences of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees and consultants, the exercise of which would also result in dilution to our stockholders.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices are located at 4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan 44715, South Korea, where we lease approximately 2,704 square feet of space. We operate our Maritime Shipbuilding & ICT Research and Development Center at our headquarters, where a majority of our employees work, including our finance, administrative, engineering, and information technology staff. Our security deposit is KRW 20,000,000 (approximately $19,000 USD) and our monthly rental payments for this location are KRW2,700,000 (approximately $2,500 USD). The lease expires on January 20, 2019.

We also lease approximately 1,636 square feet of office space in Seoul, located at 14th Floor, 201, Songpa-daero, Songpa-gu, Seoul, 05854, Republic of Korea, where our sales employees are located. Our security deposit is KRW 30,000,000 (approximately $29,00 USD) and our monthly rental payments for this location are KRW 3,200,000 (approximately $2,950 USD). The lease expires on September 30, 2018.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

As of December 31, 2017, there were no legal proceedings, government actions, administrative actions, investigations or claims pending against the Company or involving the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company believes it is probable that it will prevail and that it will not suffer an adverse outcome related to the case. As of December 31, 2017, the Company did not reserve any loss accrual related to this matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on OTC Pink Marketplace under the symbol “EMRN” and prior to that under the symbol “PLLX”. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2016	First Quarter	$24.02	$7.51
	Second Quarter	$17.52	$6.01
	Third Quarter	$10.48	$6.01
	Fourth Quarter	$45.92	$9.81

2017	First Quarter	$149.85	$9.01
	Second Quarter	$44.44	$11.26
	Third Quarter	$175.00	$6.01
	Fourth Quarter	$30.00	$6.49

Our transfer agent is Corporate Stock Transfer.

Holders

As of April 17, 2018, the number of holders of record of shares of our common stock is 95. This number does not include stockholders for whom shares were held in nominee or “street” name.

Dividend Policy

We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain all available funds to support operations and to finance the growth and development of our business. Any determination related to payments of future dividends will be at the discretion of our board of directors after taking into account various factors that our board of directors deems relevant, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and debt restrictions, if any.

Recent Sales of Unregistered Securities

Share Exchange Agreement

On July 25, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with e-Marine Co., Ltd., a corporation formed under the laws of South Korea (“e-Marine”), and the shareholders of e-Marine (the “e-Marine Shareholders”), pursuant to which the e-Marine Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine (the “e-Marine Shares”) to the Company in exchange for 14,975,000 restricted shares of common stock of the Company (the “Exchange Shares”). The transaction closed on July 25, 2017 (the “Closing Date”).

As a result, e-Marine became a wholly-owned subsidiary of the Company, and the e-Marine shareholders acquired a controlling interest in the Company (the “Share Exchange”). For accounting purposes, the Share Exchange was treated as an acquisition of Pollex and a recapitalization of e-Marine. E-Marine is the accounting acquirer, and the results of its operations carryover. Accordingly, the operations of Pollex are not carried over and have been adjusted to $0.

In connection with the Exchange Agreement, the e-Marine Shareholders entered into a 6-month “lock-up” agreement in substantially the form included in the Exchange Agreement and subject to customary exceptions.

In issuing the Exchange Shares to the e-Marine Shareholders, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

July Private Placement Offering

On July 25, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, the Company offered in a private placement (the “Offering”) $2,250,000 of units (each, a “Unit” and, collectively, the “Units”). Each Unit has a purchase price of $0.50 and consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase two and one-half (2.5) shares of the Company’s common stock (each, a “Warrant” and, collectively, the “Warrants”). The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.60 per share, subject to adjustment as provided in the agreement evidencing the Warrants. The Shares underlying the Warrants may hereinafter be referred to as the “Warrant Shares”.

At the closing on July 25, 2017, the Company received subscriptions for the full Offering of $2,250,000, with gross proceeds of $1,765,000 being received by the Company as of such date. The Company issued a total of 3,530,000 Shares and 8,825,000 Warrants to purchase up to 8,825,000 shares of the Company’s common stock. Following initial closing, the Company anticipated receiving proceeds for the remaining $485,000 of Units subscribed for in two tranches, on or before November 30, 2017. Prior to November 30, 2017, the Company received from the relevant Investor total gross proceeds of $165,000 and issued a total of 330,000 Shares and 825,000 Warrants to purchase up to 825,000 shares of the Company’s common stock. On November 30, 2017, the funds for the remaining Units were not received. On December 7, 2017, the Company notified the relevant Investor of its rejection of the remaining subscriptions and closed the Offering.

Consulting Agreement

On July 25, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Peach Management LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“Consultant”), for a term of twenty four months, effective as of July 25, 2017 (the “Term”). Pursuant to the terms of the Consulting Agreement, Consultant will assist the Company with introductions to investor relation firms located within and outside the United States to develop and implement capital markets messaging reflected in press releases, shareholder letters, PowerPoint presentations, social media and traditional media (the “Services”) during the Term. In consideration of the Services to be rendered by Consultant, the Company shall issue to Consultant warrants to purchase up to 1,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Consultant Warrants”). The Consultant Warrants shall have a term of three (3) years and have an exercise price equal to $0.08 per share.

March Private Placement Offering

On March 23, 2018, we entered into a subscription agreement with selected accredited investors. Pursuant to the terms of the Subscription Agreement, the Company sold in a private placement an aggregate of 866,675 units at a purchase price of $0.60 per Unit. Each Unit consists of (i) one (1) share of our common stock, par value $0.001 per share; and (ii) warrants to purchase two and one-half (2.5) shares of our common stock. The warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.70 per share, subject to adjustment as provided in the agreement evidencing the warrants.

At closing, we issued an aggregate of 866,675 shares and 2,166,688 warrants for total gross proceeds of $520,005.

Other Issuances

In connection with the Exchange Agreement and Subscription Agreement, the Company issued to certain consultants an aggregate of 2,225,567 shares of the Company’s common stock, par value $0.001 per share.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of financial condition and results of operations should be read together with our financial statements and accompanying notes appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” set forth in the beginning of this Form 10-K, and see “Risk Factors” beginning on page 12 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

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

References to the “Company,” “eMarine,” “EMRN,” “we,” “us” and “our” refer to Marine Global Inc., a Nevada corporation (formerly Pollex, Inc.), and our wholly-owned subsidiary, e-Marine Co., Ltd., a company organized under the laws of the Republic of Korea (“e-Marine”).

Our financial statements are expressed in Korean Won, the functional currency of our operating subsidiary. Our results of operations are translated at average exchange rates during the relevant financial periods, assets and liabilities are translated at the unified exchange rate at the end of these periods and equity is translated at historical exchange rates.

Overview

We were incorporated on November 2, 2001, in the State of Nevada, under the name “Web Views Corporation.” On October 20, 2008, we changed our name to “Pollex, Inc.” Formerly a subsidiary of Joytoto Co., Ltd, we operated as an online gaming business by acquiring new game licenses and making such games commercially available in South Korea and the United States.

On July 25, 2017, we entered into an Exchange Agreement with e-Marine Co., Ltd. and the e-Marine Shareholders, pursuant to which we acquired all of the outstanding equity of e-Marine in exchange for 14,975,000 restricted shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, e-Marine became our wholly-owned subsidiary. On August 15, 2017, we changed our name from “Pollex, Inc.” to “eMarine Global Inc.” As a result of the Share Exchange, we have discontinued our online gaming business and have now assumed e-Marine’s business operations.

We, through our wholly-owned subsidiary, e-Marine, are an information and communications technology solutions provider for the global maritime industry. We provide solutions for the collection, integration and display of maritime information abroad and ashore by electronic means to enhance berth to berth navigation and other related services. These solutions provide the most efficient means to secure the safety of life at sea and to protect the marine environment. All products and services are offered through subscription, installation, updates and/or maintenance contracts. We focus our business on four main hardware and software products: (i) Electronic Chart Display & Information System (“ECDIS”); (ii) Smart Ship solutions; (iii) distribution of overseas solutions; and (iv) Aids to Navigation (“AtoN”) systems.

RESULTS OF OPERATIONS FOR EMARINE GLOBAL INC.

Twelve Months Ended December 31, 2017 and 2016

Revenues, Expenses and Loss from Operations

Our revenues, expenses and net loss for the years ended December 31, 2017 and 2016 are as follows:

		Year Ended December 31, 2017		Year Ended December 31, 2016
Revenue	￦	3,972,111,548	￦	4,865,140,088
Operating expense	￦	6,623,102,044	￦	6,148,520,342
Net Loss	￦	(2,650,990,496)	￦	(1,283,380,254)

Revenue. Total revenue for the year ended December 30, 2017 and 2016 was ￦3,972,111 thousand and ￦4,865,140 thousand, respectively. The decrease of ￦893,029 thousand, or 18%, was primarily due to the delay in the progress of certain projects leading to the deferral of the relevant revenue to the subsequent year

Cost of Revenue. Total cost of revenue for the year ended December 30, 2017 and 2016 was ￦3,615,738 thousand and ￦3,690,554 thousand, respectively. The decrease of ￦74,816 thousand, or 2%, was due to the diminishing revenue. The gross margin has been deteriorated because of the increase in the outsourcing costs and operating leverage effect (i.e. fixed costs generated regardless of the revenue).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 30, 2017 and 2016 was ￦2,783,121 thousand and ￦2,286,685 thousand, respectively. The increase of ￦496,436 thousand or 22%, was primarily due to the increase in the legal and professional fees of ￦7 million offset by cost reduction efforts inclusive of decrease in the headcount of ￦4 million.

Loss from Operations. Loss from operations for the year ended December 30, 2017 and 2016 was ￦2,426,748 thousand and ￦1,112,099 thousand, respectively. The increase of ￦1,314,649 thousand, or 118%, was due to the decrease in gross profit combined with the growth of selling, general and administrative expense as described.

Other Expense. Other expense for the years ended December 30, 2017 and 2016 was ￦233,360 thousand and ￦187,486 thousand, respectively. The increase of ￦45,874 thousand, or 24%, was primarily due to the increase in the interest expense of ￦10,000 thousand and decrease in interest income of ￦17,000 thousand. The interest generating debts increased and the lending to the related party was matured.

Net Loss. Net loss for the twelve months ended December 30, 2017 and 2016 was ￦2,650,990 thousand and ￦1,283,380 thousand, respectively. The increase of ￦ 1,367,610 thousand, or 107%, was primarily due to the increase in operating loss combined with the increase in other expense as described.

LIQUIDITY AND CAPITAL RESOURCES FOR EMARINE GLOBAL INC.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, we had ￦109,316 thousand of cash on hand. For the year ended December 30, 2017, we reported loss from operations of ￦2,426,748 thousand and net cash used in operating activities of ￦1,755,770 thousand. We continue to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about our ability to continue as a going concern.

During 2017, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of April 17, 2018. There is no certainty that we will be able to arrange sufficient funding to continue its operations.

Cash Requirements

As noted, we anticipate that our cash requirements will increase substantially as we seek to expand our operations geographically in order to generate greater revenue.

Operations

Operating Cash Flows. Net cash used in operating activities for the year ended December 31, 2017 was ￦1,755,770 thousand, which was due to the net loss of ￦2,650,990 thousand and the increase in net operating assets of ￦93,864 thousand offset by noncash expenses of ￦989,084 thousand.

Investments

Investing Cash Flows. Net cash used in investing activities for the year ended December 31, 2017 was ￦338,623 thousand which was due to the increase in short-term financial instruments of ￦273,000 thousand, the purchase of other long-lived assets of ￦53,819 thousand and the increase in loans to related parties of ￦11,804 thousand.

Financing

Financing Cash Flows. Net cash provided by financing activities for the year ended December 31, 2017 was ￦2,121,488 thousand, which was primarily due to the receipt of proceeds from the private placement offering of ￦2,086,936 thousand, the increase in borrowings of ￦3,507,992 thousand offset by repayments of borrowings of ￦3,270,830 thousand and net decrease in loans from related parties of ￦202,610 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. Revenue for sale of goods is recognized when the significant risks and rewards of ownership have been transferred to the customer, recovery of the consideration is probable, the associated costs and possible return of the goods can be estimated reliably, there is no continuing involvement with goods, and the amount of revenue can be measured reliably. If it is probable that discounts will be granted and the amount can be measured reliably, then the discount is recognized as a reduction of revenue as the sales are recognized.

Revenue from services is recognized by reference to the stage of performance of the services when the Company can reliably measure the amount of revenue and the recovery of the consideration is considered probable.

Recent Accounting Pronouncements

Refer to Note 3 in the notes to our consolidated financial statements beginning on F-11.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016, on April 18, 2016, we were informed Cowan, Gunteski & Co., P.A. (“Cowan”), that it had effectively resigned as our independent registered public accounting firm. As a result of the resignation, MSPC Certified Public Accountants and Advisors, P.C. (“MSPC” and together with Cowan, the “Prior Accountants”) became our independent registered public accounting firm. The engagement of MSPC as our independent registered public accounting firm was ratified by the Board of Directors on April 22, 2016.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, on September 7, 2017, our Board of Directors (the “Board”) approved the dismissal of MSPC as its registered independent public accounting firm, effective September 1, 2017, and approved the engagement of Turner, Stone & Company (“Turner Stone”) as the Company’s independent registered public accounting firm, effectively September 1, 2017.

The audit reports of the Prior Accountants included within our financial statements as of and for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as to its ability to continue as a going concern.

In connection with the audits of our financial statements for each of the fiscal years ended December 31, 2016 and 2015, and through the date of the Current Report, there were no disagreements (within the meaning of Item 304(a) of Regulation S-K) between us and the Prior Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Prior Accountants, would have caused the Prior Accountants to make reference to the subject matter of the disagreement(s) in its reports on our financial statements for such years, and (ii) no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During our two fiscal years ended December 31, 2016 and 2015 and through August 31, 2017, we did not consult with the Prior Accountants on (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on the our financial statements, and the Prior Accountants did not provide either a written report or oral advice to us that the Prior Accountants concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide the reasonable assurance discussed above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name and Address	Age	Date First Elected or Appointed	Position(s)

Ung Gyu Kim	58	July 25, 2017	Chief Executive Officer, Chief Financial Officer and Director
Seung Ho “Brian” Yang	44	January 24, 2018	Chief Operating Officer and Director
Min Sik “Primo” Park	44	January 24, 2018	Chief Technology Officer and Director
Woo Seok “Lukas” Kim	27	August 30, 2017	Secretary

Biographical Information

Dr. Ung Gyu Kim, Ph.D – Chief Executive Officer, Chief Financial Officer and Director

Dr. Kim, age 58, is internationally renowned maritime expert who holds total 35 years of career experience in the maritime industry. This includes sailing overseas as a navigation officer, studying at prestigious universities well known for maritime studies, and working for Korean Air and LG CNS. Joining e-Marine as CEO since 2003, he has successfully run for 14 years, reforming as a maritime IT company with dominant standing in domestic market. Dr. Kim appeared on number of Korean news and magazine articles, was invited to many authoritative international maritime conferences, and received the following awards: Maritime Minister Award (2011), Knowledge & Economic Minister Award (2011), Industrial Minister Award (2014), and Maritime Safety Expert (2014). Dr. Kim obtained his Navigation Major from the Korean Maritime & Ocean University. He also has an MBA from Finland Alto University and a Ph.D. in Maritime Information Systems from Mokpo Maritime University.

Seung Ho “Brian” Yang – Chief Operating Officer and Director

Mr. Yang joined e-Marine Co., Ltd. in 2001, where he worked as a software developer until 2004. Since 2004, Mr. Yang served in various capacities including as sales manager and as project manager for various maritime solutions projects, including electronic chart display and information systems (“ECDIS”) requirements and maintenance for the Republic of Korea Navy. He also worked on the implementation of maritime information and communication systems for the Ministry of Oceans and Fisheries in South Korea. Mr. Yang currently serves as head of e-Marine Co., Ltd.’s Maritime Information and Communications Technology Solutions department, where he manages all sales and maintenance services relating to ECDIS, digital charts and other maritime solutions. Mr. Yang also heads the management support department and overseas all general planning and marketing of e-Marine Co., Ltd. He received his degree in Information Communication Engineering from Daeduk University.

Min Sik “Primo” Park – Chief Technology Officer and Director

Mr. Park began working for e-Marine Co., Ltd., the Company’s wholly-owned subsidiary, in 2002, where he worked as a software developer. Currently, Mr. Park is the head of eMarine Co., Ltd.’s research and development center, where he oversees the development of Smart Ship solutions and other e-Navigation research projects. Mr. Park also serves as a maritime technical expert for the Ministry of Science and Information and Communication Technology and the Ministry of Trade, Industry and Energy for the Republic of Korea. Mr. Park received his degree in Maritime Shipbuilding Technology from the Korea Maritime University.

Woo Seok “Lukas” Kim - Secretary

Mr. Kim, age 27, graduated in 2012 from the University of Illinois at Urbana-Champaign with a degree in Psychology. His career in maritime field began in 2013, serving as a Republic Of Korea Marine Corps military police officer of the 6th brigade in Bangryung Island. During his early tenures at Korean Institute of Ocean Science & Technology, where he worked during 2013, and GMT, Co., Ltd., where he worked from 2015 to 2016, he worked as both a translator and assistant project manager for international maritime projects, including S-100 development, Bangladesh Global Maritime Distress and Safety System and Malaysia Smart Surveillance System. Since 2016, Lukas Kim has been an investor relations manager and U.S. representative of eMarine Global Inc.

Family Relationships

Woo Seok “Lukas” Kim is the son of the Company’s Chief Executive Officer, Dr. Ung Gyu Kim.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Director Independence

Our board of directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its stockholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Dr. Ung Gyu Kim, our Chairman, also serves as the Company’s Chief Executive Officer. The Company is seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. Dr. Kim is actively involved in oversight of the Company’s day-to-day activities.

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Once material risks are identified, Dr. Ung Gyu Kim, our Chairman and Chief Executive Officer, determines how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors, if any, may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions. Currently we have three members on the board of directors of the Company.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2017.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, officers, directors and greater than 10% stockholders have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2017.

Code of Ethics and Business Conduct

We have not yet adopted a Code of Ethics although we expect to do so as we develop our infrastructure and business.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2017 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Sam Cho	2017	1	—	—	—	—	—	—	1
Chief Executive Officer, President, and Director (1)	2016	1	—	—	—	—	—	—	1

Ung Gyu Kim	2017	187,417	—	—	—	—	—	—	187,417
Chairman and Chief Executive Officer (2)	2016	—	—	—	—	—	—	—

Min Sik “Primo” Park	2017	86,454	—	—	—	—	—	—	86,454
Chief Technology Officer and Director (3)	2016	—	—	—	—	—	—	—

Seung Ho “Brian” Yang	2017	87,211	—	—	—	—	—	—	87,211
Chief Operating Officer and Director (4)	2016	—	—	—	—	—	—	—	—

Wee Seok “Lukas” Kim	2017	—	—	—	—	—	—	—	—
Secretary (5)	2016	—	—	—	—	—	—	—	—

(1)	Mr. Seong Sam Cho resigned from all positions with the Company on July 25, 2017.
(2)	Dr. Ung Gyu Kim was appointed Chairman and Chief Executive Officer of the Company on July 25, 2017.
(3)	Mr. Min Sik “Primo” Park was appointed as a director and as Chief Technology Officer of the Company on January 24, 2018.
(4)	Mr. Seung Ho “Brian” Yang was appointed as a director and as Chief Operating Officer of the Company on January 24, 2018.
(5)	Mr. Lukas Kim was appointed as Secretary of the Company on August 30, 2017.

Employment Contracts and Change-in-Control

There are no current agreements or arrangements which will result in a change of control.

Executive Officer Compensation

Ung Gyu Kim, Chief Executive Officer. On March 1, 2017, we entered into an employment (salary) agreement with Ung Gyu Kim, which sets forth the terms of Mr. Kim’s annual salary for the period commencing March 1, 2017 through February 28, 2018. The agreement provides that Mr. Kim shall receive an annual base salary of KRW202,411,080 (approximately $187,417 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Kim with a company car for use while conducting business as Chief Executive Officer of the Company.

Seung Ho Yang, Chief Operating Officer. On March 1, 2017, we entered into an employment (salary) agreement with Seung Ho Yang, which sets forth the terms of Mr. Yang’s annual salary for the period commencing March 1, 2017 through February 28, 2018. The agreement provides that Mr. Yang shall receive an annual base salary of KRW94,188,353 (approximately $87,211 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Yang with a company car for use while conducting business as Chief Operating Officer of the Company.

Min Sik Park, Chief Technology Officer. On March 1, 2017, we entered into an employment (salary) agreement with Min Sik Park, which sets forth the terms of Mr. Park’s annual salary for the period commencing March 1, 2017 through February 28, 2018. The agreement provides that Mr. Park shall receive an annual base salary of KRW93,370,393 (approximately $86,454 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Park with a company car for use while conducting business as Chief Technology Officer of the Company.

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any equity or option awards to our executive officers as of December 31, 2017.

Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 17, 2018: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our voting securities. As of April 17, 2018, there were 22,927,992 shares of our common stock outstanding. Unless otherwise indicated, the mailing address of stockholders is c/o eMARINE Global Inc., 4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan 44715, South Korea.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Officers

Ung Gyu Kim		4,042,877	(2)	17.63%

Woo Seok “Lukas” Kim		-		-%

Min Sik “Primo” Park		58,075		* %

Seung Ho “Brian” Yang		58,075		* %

All officers and directors as a group (4 persons)		4,159,027		18.14%

Beneficial Owners of more than 5%

GMT Co., Ltd.	(3)	1,875,826	(4)	8.18%

Jason Venture PTE Ltd	(5)	1,363,953		5.95%

Da Young Lee		1,435,908		6.26%

Hwa Soo Kim		1,574,475		6.87%

RACE Holdings, LLC	(6)	3,150,000	(6)	13.74%

Peach Management LLC	(7)	1,985,000	(7)	4.99%

Daesun Chung		2,582,021		11.26%

*	Denotes less than 1%.
(1)	Applicable percentage ownership is based on 22,927,992 shares of common stock outstanding as of April 17, 2018. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of April 17, 2018. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 58,075 shares of the Company’s common stock held by Jeong Min Seo, Dr. Ung Gyu Kim’s brother-in-law.
(3)	Ju Hwan Lee, Chief Executive Officer, holds voting and dispositive power over these shares.
(4)

Represents (i) 1,742,254 shares held in the name GMT Co., Ltd. (“GMT”), (ii) 58,075 shares held by Ju Hwan Lee, CEO of GMT, (iii) 46,460 shares held by Jung Soo No, director of GMT, and (iv) 29,037 shares held by Hyun Ju Shim, a member of GMT.

(5)	Foo Chew Tuck, director, holds sole voting and dispositive power over these shares.
(6)	Represents 3,150,000 shares of common stock sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Excludes 7,500,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker, sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Keith Michael Jensen, managing member, holds sole voting and dispositive power.
(7)	Represents (i) 1,100,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker; (ii) 210,000 shares of common stock; and (iii) 675,000 shares of common stock issuable upon exercise of warrants sold to the selling stockholder in the Company’s private placement offering, which closed in the third quarter of 2017. The Briggs Family 2017 Trust, managing member, holds sole voting and dispositive power over these shares.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

As of December 31, 2017 and 2016, the Company loaned ￦ 290,812 thousand and ￦ 164,000 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 6.9% and are redeemable on demand.

As of December 31, 2017 and 2016, the Company’s officers and employees advanced the Company ￦ 18,895 thousand and ￦ 221,505 thousand, respectively, during the normal course of business. The loans payable bear an interest ranging from 4.6% to 6.9% and are due in 2018.

Director Independence

The Company currently has three directors, neither of whom meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the year ended December 31, 2017 (from September 1, 2017 through December 31, 2017), Turner, Stone & Company LLP. billed us $44,500 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

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

Audit-Related Fees

During the year ended December 31, 2017 Turner, Stone & Company LLP. billed us $3,500 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

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

Tax Fees

During the year ended December 31, 2017, Turner, Stone & Company LLP. billed us $0 for professional services for tax preparation.

During the year ended December 31, 2016 (through April 18, 2016), Cowan, Gunteski & Co., P.A. billed us $0 for professional services for tax preparation.

During the year ended December 31, 2016 (from April 18, 2016 through December 31, 2016), MSPC Certified Public Accountants and Advisors, P.C. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2017, Turner, Stone & Company LLP. did not bill us for any other fees.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.	Description
3.1	Articles of Incorporation dated September 20, 2001 (Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002)
3.2	Articles of Amendment to Articles of Incorporation dated June 17, 2003 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003)
3.3	Certificate of Amendment to Articles of Incorporation dated January 7, 2005 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005)
3.4	Certificate of Amendment to Articles of Incorporation dated November 18, 2005 (Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007)
3.5	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.)
3.6	Certificate of Amendment dated June 20, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 12, 2017)
3.7	Articles of Merger, dated August 15, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 12, 2017)
3.8	Agreement and Plan of Merger, dated August 15, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 12, 2017)
3.9	Bylaws of Web Views Corporation dated November 10, 2001 (Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002)
10.1	Stock Exchange Agreement, dated October 12, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007)
10.2	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007)
10.3	License Agreement dated February 23, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.4	Lease Agreement dated February 26, 2007 ( Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.5	Master License Agreement dated April 18, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.6	Exclusive Distributorship Agreement dated June 11, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.7	Stock Purchase Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010)
10.8	Conversion and Release Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011)
10.9	Employment Agreement with Seong Sam Cho (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.)
10.10	Employment Agreement with Seong Sam Cho (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2017)
10.11	Share Exchange Agreement, by and between Pollex, Inc. and e-Marine Co., Ltd., dated July 25, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.12	Form of Separation Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.13	Form of Subscription Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.14	Form of Consulting Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.15	Form of Termination Agreement and Mutual General Release (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.16	Form of Warrant (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.17	Form of Consultant Warrant (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.18*	International Distributor Agreement, dated April 11, 2017, by and between Teledyne CARIS, Inc. and e-Marine Co., Ltd.
10.19*	Distributorship Agreement for Admiralty Navigation and other Related Products, dated August 10, 2005, by and between the United Kingdom Hydrographic Office and e-Marine Co., Ltd.
10.20*	Distributor Agreement, dated April 2012, by and between Jeppesen Norway AS and e-Marine Co., Ltd.
10.21*	Agent Agreement, dated May 31, 2011, by and between Hatteland Display AS and e-Marine Co., Ltd.
10.22*	Memorandum of Understanding, dated January 2011, by and between ECA Sindel S.R.L. and e-Marine Co., Ltd.
10.23*	Reseller Agreement, dated September 2009, by and between SevenCs GMbH and e-Marine Co., Ltd.
10.24*	English Summary – Contract for Electronic System Development, dated March 29, 2017, by and between Hyundai Heavy Industries and e-Marine Co., Ltd.
10.25*	English Summary – Intra-Ship Integrated Gateway Contract, dated January 23, 2017, by and between Hyundai Heavy Industries and e-Marine Co., Ltd.
10.26*	English Summary – Optimal Voyage System Development Contract, dated December 28, 2016, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd.
10.27*	English Summary – Information Communication R&D Business Contract, dated September 29, 2016, by and between National IT Industry Promotion Agency and e-Marine Co., Ltd.
10.28*	English Summary – Integrated Bridge System ECDIS Contract, dated October 15, 2014, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd.
10.29*	English Summary – ECDIS on R.O.K. Navy P154 (AOE-II) Contract, dated April 1, 2016, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd.
10.30*	English Summary – Supply Contract, dated June 3, 2014, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd.
10.31*	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Min Sik Park and e-Marine Co., Ltd.
10.32*	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Seung Ho Yang and e-Marine Co., Ltd.
10.33*	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Ung Gyu Kim and e-Marine Co., Ltd.
21.1*	List of Subsidiaries
23.2*	Consent of Turner, Stone & Company, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101	XBRL (extensible Business Reporting Language). The following materials from Green Spirit Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seoul, Republic of Korea, on April 17, 2018.

EMARINE GLOBAL INC.

By:	/s/ Ung Gyu Kim
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Date: April 17, 2018	By:	/s/ Seung “Brian” Ho Yang
Seung Ho Yang
Chief Operating Officer and Director

Date: April 17, 2018	By:	/s/ Min “Primo” Sik Park
Min Sik Park
Chief Technology Officer and Director

Date: April 17, 2018	By:	/s/ Woo Seok “Lukas” Kim
Woo Seok “Lukas” Kim
Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eMarine Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMarine Global Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered liquidity constraints due to recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

Dallas, Texas

April 17, 2018

This is our first year to serve as the Company’s auditor.

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	December 31 2017		December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	109,316	￦	157,971
Short-term financial instruments		338,000		65,000
Accounts receivable, net of of allowance for doubtful accounts of ￦11,226,700 and ￦5,830,000, as of December 31, 2017 and 2016, respectively		480,673		307,116
Inventories		6,200		231,290
Loans to related parties		164,000		164,000
Other current assets		65,087		68,972
Total Current Assets		1,163,276		994,349

Property and equipment, net		59,808		24,987
Goodwill		1,430,625		1,430,625
Intangible assets, net		403,053		507,239
Deposits		120,499		87,798
Total Assets	￦	3,177,261	￦	3,044,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,129,854	￦	956,395
Nontrade payables		1,131,517		1,167,347
Other current liabilities		193,048		287,615
Short-term borrowings		2,789,886		2,632,725
Loans from related parties		18,895		-
Current portion of long-term debt		245,240		120,000
Total Current Liabilities		5,508,440		5,164,082

Long-term debt		684,760		730,000
Loans from related parties		-		221,505
Accrued benefit pension liability		930,098		880,656
Total Liabilities		7,123,298		6,996,243

Commitments and Contingencies (Note 14)		-		-

Temporary Equity - Redeemable convertible preferred stock		-		636,007

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 245,286 shares issued and outstanding as of December 31, 2016; $0.001 par value, 100,000,000 shares authorized, 22,061,317 shares issued and outstanding as of December 31, 2017		25,265		21
Additional paid-in capital		6,577,829		3,327,413
Other comprehensive loss		(56,593)		(73,138)
Accumulated deficit		(10,492,538)		(7,841,548)
Total Stockholders’ Deficit		(3,946,037)		(4,587,252)
Total Liabilities and Stockholders’ Deficit	￦	3,177,261	￦	3,044,998

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Year Ended
	December 31, 2017		December 31, 2016

Revenue
Product	￦	1,866,863	￦	2,321,425
Service		2,105,248		2,543,715
Total revenue		3,972,111		4,865,140
Cost of revenue
Product		1,677,034		1,959,184
Service		1,938,704		1,731,370
Total cost of revenue		3,615,738		3,690,554
Gross margin		356,373		1,174,586

Selling, general and administrative expenses		2,783,121		2,286,685
Loss from operations		(2,426,748)		(1,112,099)

Other expense:
Interest expense, net		(226,721)		(198,556)
Other income (expense), net		(6,639)		-11,070
Total other expense		(233,360)		(187,486)

Loss before provision for income taxes		(2,660,108)		(1,299,585)

Income tax benefit		(9,118)		(16,205)

Net loss	￦	(2,650,990)	￦	(1,283,380)

Net loss per common share	￦	(308.18)	￦	(5,227.92)
Weighted average common shares outstanding		8,601,977		245,486

Net loss	￦	(2,650,990)	￦	(1,283,380)
Other comprehensive income (loss):
Foreign exchange translation loss		(15,781)		-
Remeasurement of pension liabilities		32,326		57,453
Other comprehensive income, net of tax:		16,545		57,453
Comprehensive loss	￦	(2,634,445)	￦	(1,225,927)

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2017

(In thousands of Korean Won, except share amounts)

	Common Stock					Accumulated Other			Total
	$0.001 Par Value			Additional		Comprehensive	Accumulated		Stockholders’
	Shares	Amount		Paid-in Capital		Loss	Deficit		Deficit
Balance, December 31, 2015	17,072	￦	21	￦	3,327,413	￦ (130,591)	￦	(6,558,168)	￦ (3,361,325)
Remeasurement of pension liabilities						57,453			57,453
Net loss								(1,283,380)	(1,283,380)
Balance, December 31, 2016	17,072		21		3,327,413	(73,138)		(7,841,548)	(4,587,252)
Exchange of debt for common stock - post reverse merger	982,361		1,110		4,758,212				4,759,322
Conversion of redeemable convertible preferred stock to common stock - pre reverse merger	12,800		128,000		508,007				636,007
Recapitalzation on reverse merger	14,989,084		(111,047)		(4,709,908)				(4,820,955)
Private placement	3,860,000		4,695		2,212,204				2,216,899
Stock issuance cost					(129,963)				(129,963)
Warrants issued on professional service					614,350				614,350
Shares issued for stock placement fee	2,200,000		2,486		(2,486)				-
Foreign exchange translation loss						(15,781)			(15,781)
Remeasurement of pension liabilities						32,326			32,326
Net loss								(2,650,990)	(2,650,990)
Balance, December 31, 2017	22,061,317	￦	25,265	￦	6,577,829	￦ (56,593)	￦	(10,492,538)	￦ (3,946,037)

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(2,650,990)	￦	(1,283,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		123,184		18,449
Pension plan expenses		237,779		210,059
Bad debt		18,255		5,830
Deferred income taxes		(9,118)		(16,205)
Warrants issued for professional service		614,350		-
Payroll offset against loan to affiliate		10,140		6,000
Foreign currency loss (gain)		(5,506)		5,258
Changes in operating assets and liabilities:
Accounts receivable		(191,811)		571,442
Inventories		225,090		(162,570)
Other current assets		3,885		(21,564)
Deposits		(32,702)		(7,000)
Accounts payable		178,964		252,283
Nontrade payables		(35,830)		344,627
Other current liabilities		(94,567)		(160,009)
Pension benefits payments		(146,893)		(84,268)
NET CASH USED IN OPERATING ACTIVITIES		(1,755,770)		(321,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (Increase) in loans to related parties		(225,101)		-
Decrease in loans to related parties		213,297		-
Purchase of short-term financial instruments		(273,000)		(123,110)
Proceeds from disposals of short-term financial instruments		-		85,114
Purchase of property and equipment		(51,424)		(11,178)
Purchase of intangible assets		(2,395)		-
NET CASH USED IN INVESTING ACTIVITIES		(338,623)		(49,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		2,086,936		-
Drawdown of short-term borrowings		1,459,992		1,898,665
Repayment of short-term borrowings		(1,302,830)		(2,588,489)
Repayment of current portion of long-term debt		(120,000)		(120,000)
Borrowings of long-term debt		200,000		500,000
Advances from a related party		3,470		162,000
Issuance of redeemable convertible preferred stock		-		636,007
Repayment of loans from related parties		(202,610)		(113,495)
NET CASH PROVIDED BY FINANCING ACTIVITIES		2,121,488		374,688
Effect of exchange rate on cash and cash equivalents		(75,750)		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(48,655)		4,376
CASH AND CASH EQUIVALENTS- beginning of year		157,971		153,595
CASH AND CASH EQUIVALENTS- end of year	￦	109,316		157,971
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	235,408	￦	223,408
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	￦	636,007	￦	-
Consideration due for the business acquisition	￦	-	￦	500,000
Exchange of debt for common stock	￦	4,759,322	￦	-
Offset of loans from related parties against loans to related parties	￦	-	￦	200,000
Refinancing of short-term borrowings	￦	1,828,000	￦	1,600,000

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

eMarine Global Inc. is a Nevada corporation (the “Company”) formed under the name of Web Views Corporation on November 2, 2001. On October 20, 2008, the Company changed its name to Pollex, Inc. (“Pollex”)

On July 25, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with e-Marine Co., Ltd., a corporation organized under the laws of the Republic of Korea (“e-Marine”), and the shareholders of e-Marine (the “e-Marine Shareholders”), pursuant to which the e-Marine Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the issued and outstanding shares of common stock of e-Marine, representing 100% of the equity interest in e-Marine (the “e-Marine Shares”) in exchange for 14,975,000 restricted shares of its common stock (the “Share Exchange”). As a result of the Share Exchange, e-Marine became the Company’s wholly-owned subsidiary, and the e-Marine Shareholders acquired a controlling interest in the Company.

For accounting purposes, the Share Exchange was treated as an acquisition of Pollex and a recapitalization of the Company. The Company is the accounting acquirer, and the results of its operations carryover. Accordingly, the operations of Pollex are not carried over and have been adjusted to ￦0. The assets and liabilities of the Company have been brought forward at its book value and no goodwill has been recognized as a result of the transaction.

At the time of the Share Exchange, the Company was engaged in the online games business by acquiring gaming licenses in order to make them commercially available abroad. As a result of the Share Exchange, the Company assumed e-Marine’s business operations as its own. The acquisition of e-Marine is treated as a reverse acquisition, and the business of e-Marine became the business of the Company.

As part of the recapitalization, the Pollex Shareholders assigned, transferred and delivered, free and clear of all liens, 1,012,233 of the issued and outstanding shares of common stock of Pollex, in exchange for 1,026,317 restricted shares of its common stock.

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

On August 15, 2017, the Company entered into an agreement and plan of (the “Merger Agreement”), pursuant to which it merged with and into a newly formed wholly-owned subsidiary (the “Merger Sub” and, the transaction, the “Merger”).

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company’s name from Pollex, Inc. to eMARINE Global Inc. Upon the filing of articles of merger with the Secretary of State of Nevada on August 15, 2017 in order to effect the Merger, the Company’s articles of incorporation were deemed amended to reflect the change in the Company’s corporate name. Upon consummation of the Merger, the separate existence of Merger Sub ceased.

NOTE 2 – LIQUIDITY FINANCIAL CONDITION AND MANAGEMENT PLANS

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company had cash of ￦109,316 thousand. For the years ended December 31, 2017 and 2016, the Company reported loss from operations of ￦2,426,748 thousand and ￦1,112,099 thousand, respectively, and net cash used in operating activities of ￦755,770 thousand and ￦299,271 thousand, respectively. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

During 2017, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Functional and Reporting Currency

The Company uses Korean Won as its functional currency since the majority of the Company’s revenues, expenses, assets and liabilities are recognized in the Republic of Korea and the reporting currency is the same as the functional currency.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining, among other items, allowance for doubtful accounts, inventory reserve, impairment testing for goodwill and other intangible assets, pension liabilities, income taxes and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Accounts Receivable and Allowance for Doubtful accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition and reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or market.

The Company continually analyzes its slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation generally on the straight-line method based upon estimated useful life of 5 years for vehicles, Office equipment, fixtures and furniture and others.

Costs related to repair and maintenance activities are expensed in the period in which they are incurred unless leading to an extension of the original lifetime or capacity.

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

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. The Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Amortization is computed utilizing the straight-line method over the estimated useful life of 5 years for industrial property rights, software and others. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Based upon its qualitative assessment, the Company determined that intangible assets were not impaired on December 31, 2017 and 2016, respectively.

Pension

The amounts recognized in the consolidated financial statements relating to employees’ severance payments and pension plans are determined on an actuarial basis utilizing certain assumptions in the calculation of such amounts. The assumptions used in determining net periodic costs and liabilities for employees’ severance payments include discount rate, rate of increase in compensation levels, average remaining years of service and other factors.

Preferred Stock

The Company accounts for preferred stock in accordance with ASC 480 “Distinguishing Liabilities From Equity”. ASC 480 requires, when determining the classification and measurement of its preferred stock, preferred shares subject to mandatory redemption would be classified as liability instruments and are measured at fair value.

Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) would be classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Revenue Recognition

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Revenue for sale of goods is recognized when the significant risks and rewards of ownership have been transferred to the customer, recovery of the consideration is probable, the associated costs and possible return of the goods can be estimated reliably, there is no continuing involvement with goods, and the amount of revenue can be measured reliably. If it is probable that discounts will be granted and the amount can be measured reliably, then the discount is recognized as a reduction of revenue as the sales are recognized.

Revenue from services is recognized by reference to the stage of performance of the services when the Company can reliably measure the amount of revenue and the recovery of the consideration is considered probable.

Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred. Research and development costs were ￦51,766 thousand and ￦33,464 thousand for the years ended December 31, 2017 and 2016, respectively, and are reported within selling, general and administrative expenses.

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Earnings (Loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the years presented.

	December 31, 2017	December 31, 2016
Redeemable convertible preferred stock	-	12,800
Common stock warrants	10,750,000	-
Potential dilutive shares	10,750,000	12,800

These shares were excluded due to their antidilutive effect.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain provision and practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating this ASU to determine its impact on the Company’s operations, financial position, cash flows and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	December 31, 2017		December 31, 2016
Finished goods	￦	-	￦	98,100
Raw materials		6,200		133,190
		6,200		231,290
Less: Inventory reserve		-		-
Total, net	￦	6,200	￦	231,290

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	December 31, 2017		December 31, 2016
Office equipment	￦	219,980	￦	208,356
Fixtures and furniture		48,520		8,720
Other		285,113		285,113
Total, at cost		553,613		502,189
Less: Accumulated depreciation		(493,805)		(477,202)
Total, net	￦	59,808	￦	24,987

Depreciation expense amounted to ￦16,603 thousand and ￦10,330 thousand for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 – GOODWILL

In 2011, the Company acquired Intra-Ship Integrated Gateway business from Hyundai BS&C Co., Ltd. and recognized the goodwill of ￦1,430,625 thousand along with the other identifiable assets and liabilities.

The Company assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair value of the reporting unit was less than reporting unit’s carrying amount. Then the implied fair value of goodwill for the reporting unit was compared to the carrying amount of goodwill. With regard to the implied fair value of goodwill, such was determined in the same manner as the amount of goodwill recognized in a business combination. To that end, the Company assigned the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired. The excess of the fair value of the reporting unit over the amounts assigned to its net assets was an indication of the implied fair value of goodwill.

The Company then evaluated the fair value of its reporting unit by estimating through the use of discounted cash flow models, which required management to make significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. As a result of such analysis, the Company concluded that the implied fair value of the goodwill is greater than reporting unit’s carrying amount of goodwill as of December 31, 2017 and 2016, respectively.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	December 31, 2017						December 31, 2016
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(4,841)	￦	1,119	￦	5,960	￦	(4,397)	￦	1,563
Software		62,782		(62,782)		-		62,782		(57,106)		5,676
Customers relationship		500,000		(100,000)		400,000		500,000		-		500,000
Other		22,020		(20,086)		1,934		19,625		(19,625)		-
Total	￦	590,762	￦	(187,709)	￦	403,053	￦	588,367	￦	(81,128)	￦	507,239

Amortization expense for intangible assets was ￦106,581 thousand and ￦8,119 thousand for the years ended December 31, 2017 and 2016, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2017 (in thousands of Korean Won):

Year Ending December 31,
2018	￦	100,880
2019		100,880
2020		100,741
2021		100,461
2022		91
Total	￦	403,053

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2018. The borrowings bear an interest at 4.70% and 2.95% per annum for 2017 and 2016, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at September 29. 2017. At December 31, 2017 and 2016, the balance for the borrowings was ￦234,000 thousand and ￦260,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 2, 2018. The borrowings bear an interest at 5.05% and 2.95% per annum for 2017 and 2016, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3. 2017. At December 31, 2017 and 2016, the balance for the borrowings was ￦234,000 thousand and ￦260,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Shinhan Bank at March 23, 2012 with the maturity of March 23, 2013. The maturity of borrowings has been modified multiple times and last set as July 10, 2017. The borrowings bear an interest at 12.00% and 12.00% per annum for 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦400,000 thousand, respectively. The borrowings are guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.27% and 4.16% per annum for 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance for the borrowings was ￦1,000,000 and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦80,000 thousand from Woori Bank at December 16, 2015 with the maturity of September 10, 2017. The borrowings bear an interest at 14.00% and 10.79% per annum for 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦80,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦4,000 thousand.

The Company had a bank overdraft from Woori Bank. The overdraft bears an interest at 14.00% and 10.24% per annum for 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance for the bank overdraft was ￦57,886 thousand and ￦132,725 thousand, respectively. The overdraft is collateralized by the savings account of ￦5,000 thousand and guaranteed by Ung Gyu Kim, President.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the maturity of July 18, 2018. The borrowings bear an interest at 2.50 % and 2.50% per annum for 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance for the borrowings was ￦464,000 and ￦500,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦300,000 thousand from Hana Bank at August 4, 2017 with the maturity of August 1, 2018. The borrowings bear an interest at 2.56 % per annum for 2017. At December 31, 2017, the balance for the borrowings was ￦300,000 thousand. The borrowings are collateralized by the savings account of ￦300,000 thousand.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At December 31, 2017, the balance for the borrowings was ￦200,000 thousand. The Company is in negotiation with the lender to extend the maturity.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At December 31, 2017, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity.

As of December 31, 2017 and 2016, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	December 31, 2017		December 31, 2016
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.39% per annum for 2017 and 2016, respectively, guaranteed by Ung Gyu Kim, President	￦	500,000	￦	500,000
Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		200,000		-
Loans from Kwangju Bank borrowed at September 24, 2015 with the maturity of September 24, 2018 and at an interest of 6.06%, 6.08% and 5.90% per annum for 2018, 2017 and 2016, respectively, guaranteed by Ung Gyu Kim, President. The borrowings are secured by the personal property owned by Ung Gyu Kim, President.		230,000		350,000
Total		930,000		850,000

Less: current portion		(245,240)		(120,000)
Total long-term debt less current portion	￦	684,760	￦	730,000

As of December 31, 2017 and 2016, the estimated fair value of the long-term debt, including the current portion, were ￦930,000 and ￦850,000, respectively. These estimated fair values are based on Level 2 inputs.

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending December 31,
2018	￦	245,240
2019		332,260
2020		233,160
2021		108,240
2022		11,100
Total	￦	930,000

As of December 31, 2017 and 2016, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined contribution plans covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	December 31, 2017		December 31, 2016
Change in projected benefit liability
Liability at beginning of year	￦	880,656	￦	828,523
Service cost		226,787		200,789
Interest cost		10,991		9,269
Benefit payments		(146,892)		(84,268)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		(41,444)		(73,657)
Liability at end of year		930,098		880,656

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(930,098)	￦	(880,656)

The components of benefit expense are as follows (in thousands of Korean Won):

	December 31, 2017		December 31, 2016

Service cost	￦	226,787	￦	200,790
Interest cost		10,991		9,269
Prior service cost		-		-
Total	￦	237,778	￦	210,059

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	2017	2016
Discount rate	3.21%	2.68%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending December 31,
2018	￦	42,802
2019		55,189
2020		51,151
2021		54,757
2022		57,537
		2,150,664
Total	￦	2,412,100

NOTE 10 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

On May 17, 2016, the Company entered into a securities purchase agreement with an accredited investor to place 12,800 redeemable convertible preferred shares (the “Preferred Stock”), par value ￦10,000 per share, in the aggregate principal amount of ￦640,000 thousand (the “Transaction”). The proceeds from sales of the Preferred Stock, net of issuance cost of ￦3,993 thousand were fully received at June 8, 2016.

The Preferred Stock has the following rights, privileges and preferences:

●	Dividends. Holders of the Preferred Stock are entitled to receive dividends of 1% of par value as declared by the board of directors on the common stock and have the participation rights.

●	Liquidation. In the event of a liquidation of the Company, including a change of control transaction, holders of the Preferred Stock are entitled to be paid an amount equal to their investment amount before any payment is made to any other holders of the common stock.

●	Voting. Holders of the Preferred Stock have the same voting rights as those of the common stock.

●	Conversion. The Preferred Stock is convertible into shares of the common stock at any time at the holder’s election. The Shares automatically convert into common stock one year after the issuance unless the Preferred Stock is redeemed at the option of the investor. The Preferred Stock is convertible on a one to one basis into common stock.

●	Redemption. The Preferred Stock is redeemable at its issuance cost plus redemption premium of 8% of interest on the cost if the Company fails to be listed in stock exchanges market within 11 months after the issuance at the holder’s election.

On May 30, 2017, all redeemable convertible preferred shares were converted into 12,800 shares of common stock of e-Marine Co. Ltd. On July 25, 2017, as a result of the Share Exchange, the Company acquired all of the issued and outstanding equity interests of e-Marine Co. Ltd., and e-Marine Co., Ltd. became the Company’s wholly-owned subsidiary.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized and Outstanding Capital Stock

The Company authorized 300,000,000 shares of common stock, par value $0.001, of which 22,061,317 are currently issued and outstanding. The Company also has 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There are currently no shares of preferred stock outstanding.

Common Stock

The shareholders of common stock (the “Shareholders”) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors and are entitled to share ratably in all of the Company’s assets available for distribution to the Shareholders upon the liquidation, dissolution or winding up of business. The Shareholders do not have preemptive, subscription or conversion rights.

The Shareholders are entitled to one vote per share on all matters which they are entitled to vote upon at all meetings of the Shareholders. The Shareholders do not have cumulative voting rights, which would allow the Shareholders of more than 50% of outstanding voting securities to elect all of directors.

The payment of dividends, if any, in the future rests within the sole discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid any dividends since its inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in its business.

Blank Check Preferred Stock

The Board of Directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the Shareholders, to issue from time to time preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among other things, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

As of December 31, 2017, the Company has outstanding warrants to purchase up to an aggregate of 9,650,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with ASC 718, “Compensation—Stock Compensation”, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. For the year ended December 31, 2017, ￦620,994 thousand was charged to expense.

Private Placement Offering

On July 25, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, the Company offered in a private placement (the “Offering”) $2,250,000 of units (each, a “Unit” and, collectively, the “Units”). Each Unit has a purchase price of $0.50 and consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase two and one-half (2.5) shares of the Company’s common stock (each, a “Warrant” and, collectively, the “Warrants”). The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.60 per share, subject to adjustment as provided in the agreement evidencing the Warrants. The Shares underlying the Warrants may hereinafter be referred to as the “Warrant Shares”.

The Offering closed on July 25, 2017 (the “Closing”). At the Closing, the Company received subscriptions for the full Offering of $2,250,000, with gross proceeds of $1,765,000 (approximately ￦2,009,844 thousand) being received by the Company as of such date. Pollex issued a total of 3,530,000 Shares and 8,825,000 Warrants to purchase up to 8,825,000 shares of the Company’s common stock.

Since the Closing, the Company received gross proceeds in the amount of $165,000 (approximately ￦184,190 thousand), and issued to the relevant Investors an aggregate of 330,000 Shares and Warrants to purchase 825,000 Shares.

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

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model (the “Black-Scholes model”) The Black-Scholes model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

The following table includes the estimates and assumptions used in the Black-Scholes model:

Stock price	$0.57
Exercise price	$0.08
Contractual term (Years)	3
Volatility	70.22%
Risk-free rate	1.53%
Expected dividend rate	0.00%

Other Issuances

In connection with the Exchange Agreement and Subscription Agreement, the Company issued to RedChip Companies, Inc. and Sichenzia Ross Ference Kesner LLP an aggregate of 2,200,000 shares of the Company’s common stock, par value $0.001 per share. The fair value of such shares issued is approximately ￦1,417,159 thousand and is recorded as additional paid in capital as these shares were issued as the consideration for the capital raising.

NOTE 12 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	2017		2016
Current	￦	-	￦	-
Deferred		9,118		16,205
Total	￦	9,118	￦	16,205

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2017 and 2016:

	2017	2016
Income taxes at Federal statutory rate	34.00%	34.00%
Foreign tax rate differential	(12.00)%	(12.00)%
Change in valuation allowance	(22.00)%	(22.81)%
Other	0.43%	2.06%
Effective tax rate	0.43%	1.25%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands of Korean Won):

F-19

	2017		2016
Accounts receivable	￦	(17,887)	￦	58,331
Inventories		537,232		301,786
Property and equipment		(2,610)		(1,414)
Goodwill and intangible assets		1,398,851		1,199,275
Accounts payable		-		68,521
Pension benefits		204,622		193,744
Other		67,520		(2,288)
Net operating losses		105,558		85,893
Tax credit carryforwards		871,500		681,695
Deferred tax assets, gross		3,164,787		2,585,543

Valuation allowances		(3,164,787)		(2,585,543)
Deferred tax assets, net	￦	-	￦	-

The Company has a net operating loss carryforward for tax purposes totaling ￦105,558 thousand ￦85,893 thousand at December 31, 2017 and 2016, expiring through the year 2027.

The Company’s tax jurisdiction is the Republic of Korea.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017 and 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by ￦579,244 thousand and ￦297,420 thousand for the years ended December 31, 2017 and 2016, respectively. The Company’s tax years for 2013 through 2017 may still be subject to tax examination.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, the Company loaned ￦290,812 thousand and ￦164,000 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 4.6% and are redeemable on demand.

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At December 31, 2017 and 2016, the balance for the borrowings was ￦18,895 thousand and ￦36,550 thousand, respectively.

The Company borrowed ￦120,000 thousand from Seung Ho Yang, Senior Vice President, at December 30, 2015 with the maturity of December 29, 2018. The borrowings bear an interest at 9.50 % per annum. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦82,755 thousand, respectively.

The Company borrowed ￦9,000 thousand from Yong Seuk Suh, Senior Manager, at May 23, 2016 with the maturity of January 20, 2017. The borrowings bear an interest at 4.60 % per annum. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦9,000 thousand, respectively.

The Company borrowed ￦30,000 thousand from Dal Gyu Kim, Senior Vice President, at November 30, 2016 with the maturity of January 26, 2017. The borrowings bear an interest at 4.60 % per annum. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦30,000 thousand, respectively.

The Company borrowed ￦123,000 thousand from Ung Gyu Kim, President, at May 23, 2016 with the maturity of April 7, 2017. The borrowings bear an interest at 4.60 % per annum. At December 31, 2017 and 2016, the balance for the borrowings was ￦nil and ￦63,200 thousand, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district count at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company does not record any reserve related to this dispute as of December 31, 2017.

NOTE 15 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of deposits in banks and accounts receivable.

The Company maintains cash in accounts which are in excess of the Korea Deposit Insurance Corporation (“KDIC”) insured limited of ￦50,000 thousand. As of December 31, 2017, the balance for two deposit accounts was in excess of the KDIC insurance coverage limit by ￦252,509 thousand and ￦17,983 thousand.

Credit risk with respect to trade accounts receivable was concentrated with four and three of the Company’s customers in 2017 and 2016, respectively.

At December 31, 2017, Naval Logistics Command, Hyundai Heavy Industries Co., Ltd. and Shinwoo E&D Co., Ltd. represented 38%, 22% and 17% of accounts receivable outstanding.

At December 31, 2016, National Information Society Agency, Naval Logistics Command, Shinwoo E&D Co., Ltd., KC Device Co., Ltd. and Hanjin Heavy Industry Co., Ltd. represented 33%, 30%, 27%, 24% and 10% of accounts receivable outstanding.

The Company performs ongoing credit evaluations of its customers’ financial condition to mitigate its credit risk. The deterioration of the financial condition of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, the Company extends payment terms beyond its standard payment terms.

During the year ended December 31, 2017, Naval Logistics Command and National Information Society Agency represented 25% and 11% of the Company’s net sales.

During the year ended December 31, 2016, Hyundai Heavy Industries Co., Ltd., National Information Society Agency and Ministry of Ocean and Fisheries represented 16%, 11% and 11% of the Company’s net sales.

NOTE 16 — SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued.

On March 23, 2018, the “Company entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, the Company sold in a private placement (the “Offering”) an aggregate of 866,675 units (each, a “Unit” and, collectively, the “Units”) at a purchase price of $0.60 per Unit. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase two and one-half (2.5) shares of the Company’s common stock (each, a “Warrant” and, collectively, the “Warrants”). The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.70 per share, subject to adjustment as provided in the agreement evidencing the Warrants. At closing, the Company issued an aggregate of 866,675 Shares and 2,166,688 Warrants for total gross proceeds of $520,005.

