Form 10-Q
period 2018-03-31
EMARINE GLOBAL INC.
filed 2018-05-15
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2018, the registrant had 22,927,992 shares of common stock, par value $0.001 per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc.

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands of Korean Won, except share and per share amounts)

	March 31, 2018		December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	575,811	￦	109,316
Short-term financial instruments		57,000		338,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 and ￦11,227, as of March 31, 2018 and December 31, 2017, respectively		485,823		480,673
Inventories		38,096		6,200
Loans to related parties		-		164,000
Other current assets		66,846		65,087
Total Current Assets		1,223,576		1,163,276

Property and equipment, net		55,777		59,808
Goodwill		1,430,625		1,430,625
Intangible assets, net		377,828		403,053
Deposits		100,199		120,499
Total Assets	￦	3,188,005	￦	3,177,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	746,571	￦	1,129,854
Nontrade payables		1,166,023		1,131,517
Other current liabilities		192,034		193,048
Short-term borrowings		2,492,820		2,789,886
Loans from related parties		14,289		18,895
Current portion of long-term debt		372,630		245,240
Total Current Liabilities		4,984,367		5,508,440

Long-term debt		527,370		684,760
Loans from related parties		111,826		-
Accrued benefit pension liability		948,928		930,098
Total Liabilities		6,572,491		7,123,298

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,927,992 and 22,061,317 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively		26,198		25,265
Additional paid-in capital		7,136,826		6,577,829
Accumulated other comprehensive loss		(44,421)		(56,593)
Accumulated deficit		(10,503,089)		(10,492,538)
Total Stockholders’ Deficit		(3,384,486)		(3,946,037)
Total Liabilities and Stockholders’ Deficit	￦	3,188,005	￦	3,177,261

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended
	March 31, 2018		March 31, 2017
	(Unaudited)		(Unaudited)
Revenue
Product	￦	249,001	￦	430,959
Service		1,060,482		535,692
Total revenue		1,309,483		966,651
Cost of revenue
Product		182,387		666,367
Service		672,628		652,356
Total cost of revenue		855,015		1,318,723
Gross margin (loss)		454,468		(352,072)

Selling, general and administrative expenses		424,091		511,553
Income (Loss) from operations		30,377		(863,625)

Other expense:
Interest expense, net		(39,817)		(38,130)
Other income (expense), net		(4,039)		(5,486)
Total other expense		(43,856)		(43,616)

Loss before provision for income taxes		(13,479)		(907,241)

Income tax benefit		(2,930)		-

Net loss	￦	(10,551)	￦	(907,241)

Net loss per common share	￦	(0.48)	￦	(3,696)
Weighted average common shares outstanding		22,119,095		245,486

Net loss	￦	(10,551)	￦	(907,241)
Other comprehensive income:
Foreign exchange translation gain		1,783		-
Remeasurement of pension liabilities		10,388		-
Other comprehensive income, net of tax:		12,171		-
Comprehensive income (loss)	￦	1,620	￦	(907,241)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In thousands of Korean Won)

	Three Months Ended
	March 31, 2018		March 31, 2017
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(10,551)	￦	(907,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		29,256		30,179
Pension plan expenses		54,229		11,502
Bad debt		-		11,227
Deferred income taxes		(2,930)		-
Foreign currency loss (gain)		(1,534)		-
Changes in operating assets and liabilities:
Accounts receivable		(5,154)		137,104
Inventories		(31,896)		229,201
Other current assets		(1,758)		9,097
Deposits		20,300		(12,350)
Accounts payable		(381,746)		(179,353)
Nontrade payables		34,506		41,649
Other current liabilities		13,434		412,323
Pension benefits payments		(22,080)		(107,497)
NET CASH USED IN OPERATING ACTIVITIES		(305,924)		(324,159)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (Increase) in loans to related parties		(114,451)		-
Decrease in loans to related parties		278,413		890
Proceeds from disposals of short-term financial instruments		281,000		31,000
Purchase of property and equipment		-		(24,004)
Purchase of intangible assets		-		(2,395)
NET CASH USED IN INVESTING ACTIVITIES		444,962		5,491
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		557,336		-
Drawdown of short-term borrowings		12,669		148,596
Repayment of short-term borrowings		(309,736)		-
Repayment of current portion of long-term debt		(30,000)		(30,000)
Borrowings of long-term debt		-		80,695
Repayment of long-term debt		-		53,695
Increase in loans from related parties		111,826		10,673
Repayment of loans from related parties		(4,607)		(53,695)
NET CASH PROVIDED BY FINANCING ACTIVITIES		337,488		209,964
Effect of exchange rate on cash and cash equivalents		(10,031)		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		466,495		(108,704)
CASH AND CASH EQUIVALENTS- beginning of year		109,316		157,971
CASH AND CASH EQUIVALENTS- end of period	￦	575,811		49,267
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	40	￦	46
Income taxes	￦	-	￦	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

As of March 31, 2018, the Company had cash of ￦575,811 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

During the three months ended March 31, 2018 and the year ended December 31, 2017, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The Company recorded gross margin (loss) of 35% and (36%) for the 3 month period ended March 31, 2018 and 2017, respectively. The loss in the first three months of 2017 was due to the significant amount of outsourcing costs and significant initial investment costs to the new contracts as well as the less government subsidy earned compared to that of the first three months of 2018.

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at March 31, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 17, 2018.

Earnings (Loss) Per Share

Earnings (loss) per share are calculated in accordance with Accounting Standards Codification (“ASC”) 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the years presented.

	March 31, 2018	March 31, 2017
Redeemable convertible preferred stock	-	12,800
Common stock warrants	12,916,688	-
Potential dilutive shares	12,916,688	12,800

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

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain provision and practical expedients in response to identified implementation issues. The Company has adopted ASU 2014-09 and related ASUs on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets.

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

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	March 31, 2018		December 31, 2017
Finished goods	￦	-	￦	-
Raw materials		38,096		6,200
		38,096		6,200
Less: Inventory reserve		-		-
Total, net	￦	38,096	￦	6,200

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	March 31, 2018		December 31, 2017
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,113
Total, at cost		553,613		553,613
Less: Accumulated depreciation		(497,836)		(493,805)
Total, net	￦	55,777	￦	59,808

Depreciation expense amounted to ￦4,031 thousand and ￦3,469 thousand for the periods ended March 31, 2018 and 2017, respectively.

NOTE 6 – GOODWILL

In 2011, the Company acquired Intra-Ship Integrated Gateway business from Hyundai BS&C Co., Ltd. and recognized the goodwill of ￦1,430,625 thousand along with the other identifiable assets and liabilities.

The Company assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair value of the reporting unit was less than reporting unit’s carrying amount. The Company concluded that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount and did not perform the two–step impairment test.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	March 31, 2018						December 31, 2017
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(4,947)	￦	1,013	￦	5,960	￦	(4,841)	￦	1,119
Software		62,782		(62,782)		-		62,782		(62,782)		-
Customers relationship		500,000		(125,000)		375,000		500,000		(100,000)		400,000
Other		22,021		(20,206)		1,815		22,020		(20,086)		1,934
Total	￦	590,763	￦	(212,935)	￦	377,828	￦	590,762	￦	(187,709)	￦	403,053

Amortization expense for intangible assets was ￦25,225 thousand and ￦26,711 thousand for the periods ended March 31, 2017 and 2016, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2018 (in thousands of Korean Won):

Year Ending December 31,
2018	￦	75,674
2019		100,873
2020		100,733
2021		100,454
2022		94
Total	￦	377,828

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2018. The borrowings bear an interest at 4.70% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at September 29. 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 2, 2018. The borrowings bear an interest at 5.05% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3. 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.27% per annum for 2018 and 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦1,000,000 thousand and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company had a bank overdraft from Woori Bank. The overdraft bears an interest at 14.00% per annum for 2018 and 2017. At March 31, 2018 and December 31, 2017, the balance for the bank overdraft was ￦60,820 thousand and ￦57,886 thousand, respectively. The overdraft is collateralized by the savings account of ￦5,000 thousand and guaranteed by Ung Gyu Kim, President.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the maturity of July 18, 2018. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦464,000 and ￦464,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦300,000 thousand from Hana Bank at August 4, 2017 with the maturity of August 1, 2018. The borrowings bear an interest at 2.56% per annum for 2018 and 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was nil and ￦300,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦300,000 thousand.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦200,000 thousand. The Company is in negotiation with the lender to extend the maturity.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

As of March 31, 2018 and December 31, 2017, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	March 31, 2018		December 31, 2017
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.39% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President	￦	500,000	￦	500,000
Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		200,000		200,000
Loans from Kwangju Bank borrowed at September 24, 2015 with the maturity of September 24, 2018 and at an interest of 6.08% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President. The borrowings are secured by the personal property owned by Ung Gyu Kim, President		200,000		230,000
Total		900,000		930,000

Less: current portion		(372,630)		(245,240)
Total long-term debt less current portion	￦	527,370	￦	684,760

As of March 31, 2018 and December 31, 2017, the estimated fair value of the long-term debt, including the current portion, were ￦900,000 and ￦930,000, respectively.

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending March 31,
2019	￦	372,630
2020		233,160
2021		233,160
2022		61,050
Total	￦	900,000

As of March 31, 2018 and December 31, 2017, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined contribution plans covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	March 31, 2018		December 31, 2017
Change in projected benefit liability
Liability at beginning of year	￦	930,098	￦	880,656
Service cost		51,436		226,787
Interest cost		2,793		10,991
Benefit payments		(22,081)		(146,892)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		(13,318)		(41,444)
Liability at end of year		948,928		930,098

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(948,928)	￦	(930,098)

The components of benefit expense are as follows (in thousands of Korean Won):

	March 31, 2018		December 31, 2017

Service cost	￦	51,436	￦	226,787
Interest cost		2,793		10,991
Prior service cost		-		-
Total	￦	54,229	￦	237,778

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	March 31, 2018	December 31, 2017
Discount rate	3.35%	3.21%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending December 31,
2018	￦	42,950
2019		54,404
2020		49,232
2021		52,988
2022		56,138
Thereafter	￦	2,100,323
Total		2,356,035

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

March 31, 2018

(Unaudited)

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized and Outstanding Capital Stock

The Company authorized 300,000,000 shares of common stock, par value $0.001, of which 22,927,992 are currently issued and outstanding. The Company also has 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There are currently no shares of preferred stock outstanding.

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

Warrants

As of March 31, 2018, the Company has outstanding warrants to purchase up to an aggregate of 11,816,688  shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

Private Placement Offering

On July 25, 2017, the Company entered into a subscription agreement with selected accredited investors. Pursuant to the terms of the subscription agreement, the Company offered in a private placement $2,250,000 of units. Each unit has a purchase price of $0.50 and consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share; and (ii) warrants to purchase two and one-half (2.5) shares of the Company’s common stock. The warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.60 per share, subject to adjustment as provided in the agreement evidencing the warrants.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The offering closed on July 25, 2017. At the closing, the Company received subscriptions for the full offering of $2,250,000, with gross proceeds of $1,765,000 (approximately ￦2,009,844 thousand) being received by the Company as of such date. The Company issued a total of 3,530,000 shares and 8,825,000 warrants to purchase up to 8,825,000 shares of the Company’s common stock.

Since the closing, the Company received gross proceeds in the amount of $165,000 (approximately ￦184,190 thousand), and issued to the relevant investors an aggregate of 330,000 shares and warrants to purchase 825,000 shares.

On March 23, 2018, the Company entered into a subscription agreement with selected accredited investors. Pursuant to the terms of the Subscription Agreement, the Company sold in a private placement an aggregate of 866,675 units at a purchase price of $0.60 per unit. Each unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share; and (ii) warrants to purchase two and one-half (2.5) shares of the Company’s common stock. The warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.70 per share, subject to adjustment as provided in the agreement evidencing the warrants.

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

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

NOTE 12 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	March 31, 2018		March 31, 2017
Current	￦	-	￦	-
Deferred		(2,930)		-
Total	￦	(2,930)	￦	-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Income taxes at Federal statutory rate	21.00%	34.00%
Foreign tax rate differential	1.00%	(12.00)%
Change in valuation allowance	(22.00)%	(22.00)%
Other	(3.24)%	-%
Effective tax rate	(3.24)%	-%

NOTE 13 – RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, the Company loaned ￦nil and ￦125,646 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 6.9% and are redeemable on demand.

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦14,289 thousand and ￦18,895 thousand, respectively.

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 26, 2018 with the maturity of February 25, 2019. The borrowings bear an interest at 4.60 % per annum. At March 31, 2018 and December 31, 2017, the balance for the borrowings was ￦111,826 thousand and nil, respectively

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of March 31, 2018.

NOTE 15 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with five and three of the Company’s customers in March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, Research Institute of Medium & small Shipbuilding, Shinwoo E&D Co., Ltd., Hyundai Heavy Industries Co., Ltd., Hyundai Electric & Energy System Co., Ltd. and Force Maker Co., LTD. represented 20%, 17%, 15%, 12% and 10% of accounts receivable outstanding.

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

During the period ended March 31, 2018, Naval Logistics Command and National Information Society Agency represented 37% and 17% of the Company’s net sales.

During the period ended March 31, 2017, Hyundai Heavy Industries, Gaon IT Co., Ltd. and Donghae Regional Fisheries Management Office represented 24%, 14% and 12% of the Company’s net sales.

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2017, and accompanying notes, in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on April 17, 2018.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations during the three months ended March 31, 2018 and 2017, respectively, and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31/2018 (unaudited)		3/31/2017 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	1,309,483,179	￦	966,651,589	￦	342,830,590	35%
Operating expense	￦	1,320,034,446	￦	1,873,894,028	￦	(553,859,582)	(30)%
Net loss	￦	(10,551,267)	￦	(907,242,439)	￦	(896,691,172)	(99)%

Revenue. Total revenue for the three months ended March 31, 2018 and 2017 was ￦1,309,483 thousand and ￦966,651 thousand, respectively. The increase of ￦342,830 thousand, or 35%, was primarily due to the new long-term maintenance contracts earned in the fourth quarter of 2017 and RIMS projects launched in the first quarter of 2018.

Cost of Revenue. Total cost of revenue for the three months ended March 31, 2018 and 2017 was ￦855,015 thousand and ￦1,318,723 thousand, respectively. The decrease of ￦463,708, or 35%, was due to the decrease in outsourcing costs and the increase in government subsidy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 was ￦ 424,091 thousand and ￦511,553, respectively. The decrease of ￦87,462 thousand, or 17%, was primarily due to the decrease in headcount engaged in general and administrative tasks.

Income (Loss) from Operations. Income (Loss) from operations for the three months ended March 31, 2018 and 2017 was ￦30,377 thousand and ￦ (863,625) thousand, respectively. The decrease in loss of ￦894,002 thousand, or 104%, was due to the combination of the increase in revenue and the decrease in cost of revenue and selling, general and administrative expenses.

Other Expense. Other expense for the three months ended March 31, 2018 and 2017 was ￦43,856 thousand and ￦43,616 thousand, respectively. The increase of ￦240, or 1%, was primarily due to the slight increase in the interest expense.

Net Loss. Net loss for the three months ended March 31, 2018 and 2017 was ￦10,551 thousand and ￦907,241 thousand, respectively. The decrease of ￦896,691 thousand, or 99%, was due to the combination of the increase in revenue and the decrease in cost of revenue and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2018, the Company had ￦575,811 thousand of cash on hand. For the three months ended March 31, 2018, the Company reported income from operations of ￦31,440 thousand and net cash used in operating activities of ￦305,924 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2018, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of May 15, 2018. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash used in operating activities for the three months ended March 31, 2018 was ￦304,863 thousand, which was due to the net loss of ￦9,489 thousand, the increase in operating assets of ￦18,508, the decrease in operating liabilities of ￦333,806 thousand and payments of pension benefits of ￦22,081 offset by the adjustment of noncash items of ￦79,021 thousand to the net loss.

Investing Cash Flows. Net cash provided by investing activities for the three months ended March 31, 2018 was ￦444,962 thousand, which was due to the net decrease in loans to related parties of ￦163,962 thousand and proceeds from disposals of short-term financial instruments of ￦281,000 thousand

Financing Cash Flows. Net cash provided by financing activities for the three months ended March 31, 2018 was ￦337,488 thousand, which was due the proceeds from private placement of ￦557,336 thousand offset by the net decrease in short-term borrowings of ￦297,067, repayment of current portion of long-term debt of ￦30,000 thousand and repayment of loans from related parties of ￦4,607 thousand.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of March 31, 2018, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Quarterly Report on Form 10-Q, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company believes it is probable that it will prevail and that it will not suffer an adverse outcome related to the case. As of March 31, 2018, the Company did not reserve any loss accrual related to this matter.

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

EMARINE GLOBAL INC.

Date: May 15, 2018	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

