Form 10-Q
period 2018-06-30
EMARINE GLOBAL INC.
filed 2018-08-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

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

As of August 14, 2018, the registrant had 22,927,992 shares of common stock, par value $0.001 per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	June 30		December 31
	2018		2017
		(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	166,228	￦	109,316
Short-term financial instruments		76,000		338,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 and ￦11,227, as of June 30, 2018 and December 31, 2017, respectively		754,002		480,673
Inventories		87,422		6,200
Loans to related parties		-		164,000
Other current assets		75,732		65,087
Total Current Assets		1,159,384		1,163,276

Property and equipment, net		51,926		59,808
Goodwill		1,430,625		1,430,625
Intangible assets, net		352,604		403,053
Deposits		100,199		120,499
Total Assets	￦	3,094,738	￦	3,177,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,202,074	￦	1,129,854
Nontrade payables		1,253,617		1,131,517
Other current liabilities		192,784		193,048
Short-term borrowings		2,393,492		2,789,886
Loans from related parties		9,606		18,895
Current portion of long-term debt		358,960		245,240
Total Current Liabilities		5,410,533		5,508,440

Long-term debt		469,080		684,760
Loans from related parties		48,044		-
Accrued benefit pension liability		1,017,642		930,098
Total Liabilities		6,945,299		7,123,298

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 22,927,992 and 22,061,317 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively		26,198		25,265
Additional paid-in capital		7,136,825		6,577,829
Accumulated other comprehensive loss		(64,700)		(56,593)
Accumulated deficit		(10,948,884)		(10,492,538)
Total Stockholders’ Deficit		(3,850,561)		(3,946,037)
Total Liabilities and Stockholders’ Deficit	￦	3,094,738	￦	3,177,261

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue
Product	￦	769,432	￦	467,842	￦	1,018,433	￦	898,801
Service		279,770		535,629		1,340,252		1,071,322
Total revenue		1,049,202		1,003,471		2,358,685		1,970,123
Cost of revenue
Product		493,431		175,922		675,818		842,290
Service		197,542		430,314		870,170		1,082,670
Total cost of revenue		690,973		606,236		1,545,988		1,924,960
Gross margin		358,229		397,235		812,697		45,163

Selling, general and administrative expenses		771,105		475,570		1,195,183		987,123
Loss from operations		(412,876)		(78,335)		(382,486)		(941,960)

Other expense:
Interest expense, net		(39,089)		(65,354)		(78,905)		(103,484)
Other income (expense), net		11,286		(3,990)		7,241		(9,478)
Total other expense		(27,803)		(69,344)		(71,664)		(112,962)

Loss before provision for income taxes		(440,679)		(147,679)		(454,150)		(1,054,922)

Income tax provision (benefit)		5,126		(27,879)		2,196		(27,879)

Net loss	￦	(445,805)	￦	(119,800)	￦	(456,346)	￦	(1,027,043)

Net loss per common share	￦	(19)	￦	(486)	￦	(20)	￦	(7,799)
Weighted average common shares outstanding		22,927,992		246,290		22,525,778		131,681

Net loss	￦	(445,805)	￦	(119,800)	￦	(456,346)	￦	(1,027,043)
Other comprehensive income:
Foreign exchange translation loss		(13,135)		-		(14,919)		-
Remeasurement of pension liabilities		(18,174)		98,845		(7,786)		98,845
Other comprehensive income (loss), net of tax:		(31,309)		98,845		(22,705)		98,845
Comprehensive loss	￦	(477,117)	￦	(20,955)	￦	(479,051)	￦	(928,198)

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc. (Formerly Known as e-Marine Co., Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Six Months Ended
	June 30, 2018		June 30, 2017
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(456,346)	￦	(1,027,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		58,332		14,894
Pension plan expenses		108,458		118,889
Bad debt		-		17,209
Deferred income taxes		2,196		-
Foreign currency loss		9,659		4,647
Changes in operating assets and liabilities:
Accounts receivable		(284,561)		122,066
Inventories		(81,222)		221,440
Other current assets		(10,645)		12,868
Deposits		20,300		(12,350)
Accounts payable		73,793		7,813
Nontrade payables		122,100		(99,357)
Other current liabilities		14,184		75,418
Pension benefits payments		(30,895)		(163,500)
NET CASH USED IN OPERATING ACTIVITIES		(454,647)		(707,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans to related parties		(2,710)		(11,485)
Decrease in loans to related parties		165,166		-
Proceeds from disposals of short-term financial instruments		262,000		34,999
Purchase of property and equipment		-		(24,004)
Purchase of intangible assets		-		(2,395)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		424,456		(2,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		557,336		-
Drawdown of short-term borrowings		122,113		851,275
Repayment of short-term borrowings		(518,508)		(274,000)
Repayment of current portion of long-term debt		(101,960)		(60,000)
Borrowings of long-term debt		-		24,702
Repayment of long-term debt		-		53,695
Increase in loans from related parties		181,016		10,673
Repayment of loans from related parties		(142,262)		(53,695)
NET CASH PROVIDED BY FINANCING ACTIVITIES		97,735		552,650
Effect of exchange rate on cash and cash equivalents		(10,632)		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		56,912		(157,241)
CASH AND CASH EQUIVALENTS- beginning of year		109,316		157,971
CASH AND CASH EQUIVALENTS- end of period	￦	166,228	￦	730
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	78,652	￦	164,248
Income taxes	￦	-	￦	-

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

As of June 30, 2018, the Company had cash of ￦166,228 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

During the six months ended June 30, 2018 and the year ended December 31, 2017, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at June 30, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018.

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

	June 30, 2018	June 30, 2017
Common stock warrants	12,916,688	-
Potential dilutive shares	12,916,688	-

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

JUNE 30, 2018

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

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	June 30, 2018		December 31, 2017
Finished goods	￦	-	￦	-
Raw materials		87,422		6,200
		87,422		6,200
Less: Inventory reserve		-		-
Total, net	￦	87,422	￦	6,200

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	June 30, 2018		December 31, 2017
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,113
Total, at cost		553,613		553,613
Less: Accumulated depreciation		(501,687)		(493,805)
Total, net	￦	51,926	￦	59,808

Depreciation expense amounted to ￦7,882 thousand and ￦8,761 thousand for the six month period ended June 30, 2018 and 2017, respectively.

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

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	June 30, 2018						December 31, 2017
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(5,051)	￦	909	￦	5,960	￦	(4,841)	￦	1,119
Software		62,782		(62,782)		-		62,782		(62,782)		-
Customers relationship		500,000		(150,000)		350,000		500,000		(100,000)		400,000
Other		22,021		(20,326)		1,695		22,020		(20,086)		1,934
Total	￦	590,763	￦	(238,159)	￦	352,604	￦	590,762	￦	(187,709)	￦	403,053

Amortization expense for intangible assets was ￦50,450 thousand and ￦6,133 thousand for the periods ended June 30, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2018 (in thousands of Korean Won):

Year Ending December 31,
2018	￦	50,449
2019		100,899
2020		100,759
2021		100,479
2022		18
Total	￦	352,604

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2018. The borrowings bear an interest at 4.70% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at September 29, 2017. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 2, 2018. The borrowings bear an interest at 5.05% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3. 2017. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.27% per annum for 2018 and 2017. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 25, 2018, through which the maturity was extended one more year. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦900,000 thousand and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company had a bank overdraft from Woori Bank. The overdraft bears an interest at 14.00% per annum for 2018 and 2017. At June 30, 2018 and December 31, 2017, the balance for the bank overdraft was ￦61,492 thousand and ￦57,886 thousand, respectively. The overdraft is collateralized by the savings account of ￦5,000 thousand and guaranteed by Ung Gyu Kim, President.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦464,000 thousand and ￦464,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦300,000 thousand from Hana Bank at August 4, 2017 with the maturity of August 1, 2018. The borrowings bear an interest at 2.56% per annum for 2018 and 2017. The borrowings were paid off at maturity. At June 30, 2018 and December 31, 2017, the balance for the borrowings was nil and ￦300,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦300,000 thousand.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦200,000 thousand. The balance is currently in default. The Company is in negotiation with the lender to extend the maturity.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦300,000 thousand. The balance is currently in default. The Company is in negotiation with the lender to extend the maturity.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

As of June 30, 2018 and December 31, 2017, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	June 30, 2018		December 31, 2017
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President	￦	458,040	￦	500,000
Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		200,000		200,000
Loans from Kwangju Bank borrowed at September 24, 2015 with the maturity of September 24, 2018 and at an interest of 6.06% and 6.08% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President. The borrowings are secured by the personal property owned by Ung Gyu Kim, President		170,000		230,000
Total		828,040		930,000

Less: current portion		(358,960)		(245,240)
Total long-term debt less current portion	￦	469,080	￦	684,760

As of June 30, 2018 and December 31, 2017, the estimated fair value of the long-term debt, including the current portion, were ￦828,040 and ￦930,000, respectively.

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending June 30,
2019	￦	358,960
2020		233,160
2021		191,520
2022		44,400
Total	￦	828,040

As of June 30, 2018 and December 31, 2017, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined benefit plans covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	June 30, 2018		December 31, 2017
Change in projected benefit liability
Liability at beginning of year	￦	930,098	￦	880,656
Service cost		102,871		226,787
Interest cost		5,587		10,991
Benefit payments		(30,895)		(146,892)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		9,981		(41,444)
Liability at end of year		1,017,642		930,098

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(1,017,642)	￦	(930,098)

The components of benefit expense are as follows (in thousands of Korean Won):

	June 30, 2018		December 31, 2017

Service cost	￦	102,871	￦	226,787
Interest cost		5,587		10,991
Prior service cost		-		-
Total	￦	108,458	￦	237,778

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	June 30, 2018	December 31, 2017
Discount rate	3.23%	3.21%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending June 30,
2019	￦	46,552
2020		60,381
2021		54,697
2022		59,070
2023		62,514
Thereafter		2,265,061
Total	￦	2,548,275

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Warrants

As of June 30, 2018, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

JUNE 30, 2018

(Unaudited)

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

JUNE 30, 2018

(Unaudited)

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

NOTE 12 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	June 30, 2018		June 30, 2017
Current	￦	-	￦	-
Deferred		2,196		(27,879)
Total	￦	2,196	￦	(27,879)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Income taxes at Federal statutory rate	21.00%	34.00%
Foreign tax rate differential	1.00%	(12.00)%
Change in valuation allowance	(22.00)%	(22.00)%
Other	-%	-%
Effective tax rate	-%	-%

NOTE 13 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, the Company loaned nil and ￦290,812 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 6.9% and 4.6% per annum for 2018 and 2017, respectively, and are redeemable on demand.

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦9,606 thousand and ￦18,895 thousand, respectively.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 26, 2018 with the maturity of February 25, 2019. The borrowings bear an interest at 4.60 % per annum. At June 30, 2018 and December 31, 2017, the balance for the borrowings was ￦48,044 thousand and nil, respectively

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of June 30, 2018.

NOTE 15 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with five and three of the Company’s customers in June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, Research Institute of Medium & small Shipbuilding, Korea Hydrography and Research Association, Hanjin Heavy Industries and Construction Co., Ltd., and Shinwoo E&D Co., Ltd. represented 32%, 23%, 15% and 11% of accounts receivable outstanding.

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

During the period ended June 30, 2018, Naval Logistics Command and Research Institute of Medium & small Shipbuilding represented 25% and 10% of the Company’s net sales.

During the period ended June 30, 2017, Naval Logistics Command, Hyundai Heavy Industries, Gaon IT Co., Ltd. and Research Institute of Medium & small Shipbuilding represented 19%, 14%,12% and 10% of the Company’s net sales.

NOTE 16 — REVENUE RECOGNITION

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). The Company elected to present revenue net of value added tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations.

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers;
●	identify performance obligations;
●	determine transaction price;
●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and
●	recognize revenue as performance obligations are satisfied.

Disaggregation of Revenue

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		For the Three Months Ended				For the Six Months Ended
		June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Products	e-Navigation	￦	709,737	￦	448,142	￦	953,243	￦	810,151
	Smart Ship		59,695		19,700		65,190		88,650
Projects	e-Navigation		144,510		430,153		745,245		904,491
	Smart Ship		135,260		105,476		595,007		166,831
Total		￦	1,049,202	￦	1,003,471	￦	2,358,685	￦	1,970,123

NOTE 17 — SUBSEQUENT EVENTS

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

Electronic Chart Display and Information Systems

We offer e-Navigator, our branded electronic chart display and information system, or ECDIS, which is a computer-based navigation system that complies with International Maritime Organization (“IMO”) regulations and can be used as an alternative to paper navigation charters. Integrating a variety of real-time information, it is an automated decision aid capable of continuously determining a vessel’s position in related to land, charted objects, navigation aids and unseen hazards, which is key in helping operators monitor and plan routes. An ECDIS includes electronic navigation charts (“ENC”), which we also offer, and integrates position information from the global positioning system (“GPS”) and other navigational sensors, such as radar, fathometer and automatic identification systems. It can also provide additional navigation-related information, such as sailing directions. Only the hardware is regulated by the IMO, while the software is subject to patents. We have obtained ECDIS software and South Korean patents for ECDIS technology.

Smart Ship Solutions

Our Smart Ship technology is the result of our partnership with Hyundai Heavy Industries (“HHI”) and much of it has been implemented on HHI’s newly-built ships. These systems use the marine I.o.T. and big data technologies to provide solutions such as the Intra-Ship Integrated Gateway (“ISIG”), an intra-ship network that promotes greater communication amongst a fleet while at sea; the Collision Avoidance and Optimal Voyage Systems, both dedicated to helping mariners determine the best routes and avoid incidents at sea; and the Remote Maintenance and Engine Monitoring Systems, which similarly promote crews’ safety by ensuring that vessels are kept in shipshape condition. Through the further development of our Smart Ship solutions, we believe will make greater in-roads into the autonomous ship and unmanned ship markets.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2017, and accompanying notes, in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations during the three months ended June 30, 2018 and 2017, respectively, and percentage increase or (decrease) from the current 3-month period to the prior 3-month period (in thousands of Korean Won):

Line Item	6/30/2018 (unaudited)		6/30/2017 (unaudited)		Increase		Percentage Increase
Revenue	￦	1,049,202	￦	1,003,471	￦	45,731	5%
Operating expense	￦	1,489,881	￦	1,151,150	￦	338,731	29%
Net loss	￦	445,805	￦	119,800	￦	326,007	272%

Revenue. Total revenue for the three months ended June 30, 2018 and 2017 was ￦1,049,202 thousand and ￦1,003,471 thousand, respectively. The increase of ￦45,731 thousand, or 5%, was primarily due to the increased Computer Aided Resource Information System (“CARIS”) software sales.

Cost of Revenue. Total cost of revenue for the three months ended June 30, 2018 and 2017 was ￦690,973 thousand and ￦606,236 thousand, respectively. The increase of ￦84,737 thousand, or 14%, was primarily due to the increased cost of revenue on CARIS software sales. The cost increase was higher than that of revenue due to the special sales promotions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 was ￦771,105 thousand and ￦475,570 thousand, respectively. The increase of ￦295,535 thousand, or 62%, was primarily due to the heavy expenditures on the development of the algorithm for typhoon forecast monitoring technology.

Loss from Operations. Loss from operations for the three months ended June 30, 2018 and 2017 was ￦412,876 thousand and ￦78,335 thousand, respectively. The decrease of ￦334,541 thousand, or 427%, was due to the combination of the decrease in gross margin and the increase in the selling, general and administrative expenses.

Other Expense. Other expense for the three months ended June 30, 2018 and 2017 was ￦27,803 thousand and ￦69,344 thousand, respectively. The decrease of ￦41,541 thousand, or 60%, was primarily due to the decrease in interest expense.

Net Loss. Net loss for the three months ended June 30, 2018 and 2017 was ￦445,805 thousand and ￦119,800 thousand, respectively. The increase of ￦326,007 thousand, or 272%, was due to the combination of the decrease in gross margin and the increase in the selling, general and administrative expenses offset by the slight decrease in other expense.

Six Months Ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our operations during the six months ended June 30, 2018 and 2017, respectively, and percentage increase or (decrease) from the current 6-month period to the prior 6-month period (in thousands of Korean Won):

Line Item	6/30/2018 (unaudited)		6/30/2017 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	2,358,685	￦	1,970,123	￦	388,562	20%
Operating expense	￦	2,815,031	￦	2,997,166	￦	(182,135)	(6)%
Net loss	￦	456,346	￦	1,027,043	￦	(570,697)	(56)%

Revenue. Total revenue for the six months ended June 30, 2018 and 2017 was ￦2,358,685 thousand and ￦1,970,123 thousand, respectively. The increase of ￦388,562 thousand, or 20%, was primarily due to the increased CARIS software sales and new service sales to Research Institute of Medium & small Shipbuiliding.

Cost of Revenue. Total cost of revenue for the six months ended June 30, 2018 and 2017 was ￦1,545,988 thousand and ￦1,924,960 thousand, respectively. The decrease of ￦378,972 thousand, or 20%, was primarily due to the decrease in outsourcing costs and the increase in government subsidy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 was ￦1,195,183 thousand and ￦987,123 thousand, respectively. The increase of ￦208,060 thousand, or 21%, was primarily due to the heavy expenditures on the development of the algorithm for typhoon forecast monitoring technology.

Loss from Operations. Loss from operations for the six months ended June 30, 2018 and 2017 was ￦382,486 thousand and ￦941,960 thousand, respectively. The decrease of ￦559,474 thousand, or 59%, was due to the combination of the increase in gross margin offset by the increase in the selling, general and administrative expenses.

Other Expense. Other expense for the six months ended June 30, 2018 and 2017 was ￦71,664 thousand and ￦112,962 thousand, respectively. The decrease of ￦41,298 thousand, or 37%, was primarily due to the decrease in interest expense.

Net Loss. Net loss for the six months ended June 30, 2018 and 2017 was ￦456,346 thousand and ￦1,027,043 thousand, respectively. The decrease of ￦570,697 thousand, or 56%, was due to the combination of the increase in gross margin and the slight decrease in other expense offset by the increase in the selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2018, the Company had ￦166,228 thousand of cash on hand as compared to ￦109,316 thousand as of December 31, 2017. For the six months ended June 30, 2018, the Company reported loss from operations of ￦382,486 thousand and net cash used in operating activities of ￦454,647 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2018, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of August 14, 2018. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash used in operating activities for the six months ended June 30, 2018 was ￦454,647 thousand, which was due to the net loss of ￦456,346 thousand, the increase in operating assets of ￦356,128, and payments of pension benefits of ￦30,895 offset by the adjustment of noncash items of ￦178,645 thousand to the net loss and increase in operating liabilities of ￦210,077 thousand.

Investing Cash Flows. Net cash provided by investing activities for the six months ended June 30, 2018 was ￦424,456 thousand, which was due to the net decrease in loans to related parties of ￦162,456 thousand and proceeds from disposals of short-term financial instruments of ￦262,000 thousand.

Financing Cash Flows. Net cash provided by financing activities for the six months ended June 30, 2018 was ￦97,735 thousand, which was due the proceeds from private placement of ￦557,336 thousand and the increase in loans from related parties of ￦38,754 thousand offset by the net decrease in short-term borrowings of ￦396,395, repayment of current portion of long-term debt of ￦101,960 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements. Significant judgment is required to determine both probability and the estimated amount of loss. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

See Note 14 – Commitments and Contingencies in the notes to the consolidated financial statements included in Part I, Item I, and “Legal Proceedings” contained in Part II, Item I of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues. The Company has adopted ASU 2014-09 and related ASUs on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission and on the same basis as the Company prepares its annual audited consolidated financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at June 30, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2018, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Quarterly Report on Form 10-Q, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company believes it is probable that it will prevail and that it will not suffer an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of June 30, 2018.

In addition, from time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the Shinwoo matter described herein.

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

EMARINE GLOBAL INC.

Date: August 14, 2018	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

