Form 10-Q
period 2018-09-30
EMARINE GLOBAL INC.
filed 2018-11-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of November 14, 2018, the registrant had 22,927,992 shares of common stock, par value $0.001 per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc. and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	September 30 2018		December 31 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	374,680	￦	109,316
Short-term financial instruments		69,000		338,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 and ￦11,227, as of September 30, 2018 and December 31, 2017, respectively		528,123		480,673
Inventories		16,873		6,200
Loans to related parties		-		164,000
Other current assets		93,343		65,087
Total Current Assets		1,082,019		1,163,276

Property and equipment, net		48,075		59,808
Goodwill		1,430,625		1,430,625
Intangible assets, net		327,379		403,053
Deposits		100,199		120,499
Total Assets	￦	2,988,297	￦	3,177,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,059,717	￦	1,129,854
Nontrade payables		1,540,145		1,131,517
Other current liabilities		182,915		193,048
Short-term borrowings		2,487,549		2,789,886
Loans from related parties		55,976		18,895
Current portion of long-term debt		205,610		245,240
Total Current Liabilities		5,531,912		5,508,440

Long-term debt		510,790		684,760
Loans from related parties		-		-
Accrued benefit pension liability		1,066,377		930,098
Total Liabilities		7,109,079		7,123,298

Commitments and Contingencies (Note 14)

STOCKHOLDERS' DEFICIT :
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,927,992 and 22,061,317 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively		26,198		25,265
Additional paid-in capital		7,136,825		6,577,829
Accumulated other comprehensive loss		(62,833)		(56,593)
Accumulated deficit		(11,220,972)		(10,492,538)
Total Stockholders' Deficit		(4,120,782)		(3,946,037)
Total Liabilities and Stockholders' Deficit	￦	2,988,297	￦	3,177,261

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc. and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue
Product	￦	379,398	￦	316,430	￦	1,397,830	￦	1,215,231
Service		674,341		609,998		2,014,593		1,681,319
Total revenue		1,053,739		926,428		3,412,423		2,896,550
Cost of revenue
Product		262,999		141,551		938,817		983,841
Service		614,721		405,869		1,484,891		1,488,539
Total cost of revenue		877,720		547,420		2,423,708		2,472,380
Gross margin		176,019		379,008		988,715		424,170

Selling, general and administrative expenses		402,644		1,337,646		1,599,217		2,324,769
Loss from operations		(226,625)		(958,638)		(610,502)		(1,900,599)

Other expense:
Interest expense, net		(43,325)		(77,377)		(122,231)		(180,862)
Other income (expense), net		(1,041)		(1,906)		6,197		(11,385)
Total other expense		(44,366)		(79,283)		(116,034)		(192,247)

Loss before provision for income taxes		(270,991)		(1,037,921)		(726,536)		(2,092,846)

Income tax provision (benefit)		(295)		(9,605)		1,901		(37,485)

Net loss	￦	(270,698)	￦	(1,028,316)	￦	(728,437)	￦	(2,055,361)

Net loss per common share	￦	(12)	￦	(102)	￦	(32)	￦	(593)
Weighted average common shares outstanding		22,927,992		10,094,682		22,661,323		3,468,071

Net loss	￦	(270,698)	￦	(1,028,316)	￦	(728,437)	￦	(2,055,361)
Other comprehensive income:
Foreign exchange translation loss		(9,622)		-		(1,545)		26,244
Remeasurement of pension liabilities		1,047		34,055		(7,786)		132,900
Other comprehensive income (loss), net of tax:		(8,575)		34,055		(6,241)		159,144
Comprehensive loss	￦	(279,273)	￦	(994,261)	￦	(734,678)	￦	(1,896,217)

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc. and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(728,437)	￦	(2,055,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		87,407		19,671
Pension plan expenses		162,687		165,654
Bad debt		-		17,209
Deferred income taxes		1,901		(37,485)
Foreign currency loss		6,825		6,429
Changes in operating assets and liabilities:
Accounts receivable		(58,749)		(725,979)
Inventories		(10,673)		179,490
Other current assets		(28,256)		6,638
Deposits		20,300		(62,650)
Accounts payable		(65,663)		(140,656)
Nontrade payables		408,627		(167,412)
Other current liabilities		4,319		338,002
Pension benefits payments		(35,048)		(122,940)
NET CASH USED IN OPERATING ACTIVITIES		(234,760)		(1,958,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans to related parties		163,276		3,966
Proceeds from disposals of short-term financial instruments		269,000		-
Purchase of property and equipment		-		(33,699)
Purchase of intangible assets		-		(2,395)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		432,276		(281,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		557,336		1,864,683
Drawdown of short-term borrowings		168,738		436,744
Repayment of short-term borrowings		(471,075)		-
Repayment of current portion of long-term debt		(313,600)		(90,000)
Borrowings of long-term debt		100,000		200,000
Repayment of long-term debt		-		53,695
Increase in loans from related parties		217,304		131,922
Repayment of loans from related parties		(180,223)		(315,783)
NET CASH PROVIDED BY FINANCING ACTIVITIES		78,480		2,281,261
Effect of exchange rate on cash and cash equivalents		(10,632)		(35,222)
NET INCREASE IN CASH AND CASH EQUIVALENTS		265,364		6,516
CASH AND CASH EQUIVALENTS- beginning of year		109,316		157,971
CASH AND CASH EQUIVALENTS- end of period	￦	374,680	￦	164,487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	121,355	￦	180,508
Income taxes	￦	-	￦	-

See accompanying notes to unaudited condensed consolidated financial statements

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

As of September 30, 2018, the Company had cash of ￦374,680 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

During the nine months ended September 30, 2018 and the year ended December 31, 2017, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at September 30, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018.

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

	September 30, 2018	September 30, 2017
Common stock warrants	12,916,688	-
Potential dilutive shares	12,916,688	-

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

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	September 30, 2018		December 31, 2017
Finished goods	￦	-	￦	-
Raw materials		16,873		6,200
		16,873		6,200
Less: Inventory reserve		-		-
Total, net	￦	16,873	￦	6,200

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	September 30, 2018		December 31, 2017
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,113
Total, at cost		553,613		553,613
Less: Accumulated depreciation		(505,538)		(493,805)
Total, net	￦	48,075	￦	59,808

Depreciation expense amounted to ￦11,733 thousand and ￦13,314 thousand for the nine month periods ended September 30, 2018 and 2017, respectively.

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

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	September 30, 2018						December 31, 2017
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(5,156)	￦	804	￦	5,960	￦	(4,841)	￦	1,119
Software		62,782		(62,782)		-		62,782		(62,782)		-
Customers relationship		500,000		(175,000)		325,000		500,000		(100,000)		400,000
Other		22,021		(20,446)		1,575		22,020		(20,086)		1,934
Total	￦	590,763	￦	(263,384)	￦	327,379	￦	590,762	￦	(187,709)	￦	403,053

Amortization expense for intangible assets was ￦75,674 thousand and ￦6,357 thousand for the nine month periods ended September 30, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2018 (in thousands of Korean Won):

Year Ending December 31,
2018	￦	25,224
2019		100,899
2020		100,759
2021		100,479
2022		18
Total	￦	327,379

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2018. The maturity was extended 1 year, which is October 2, 2019. The borrowings bear an interest at 4.70% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at September 29, 2017. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 2, 2018. The maturity was extended 1 year, which is November 1, 2019. The borrowings bear an interest at 5.05% per annum for 2018 and 2017. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3, 2017. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2019. The borrowings bear an interest at 4.79% and 4.27% per annum for 2018 and 2017. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 25, 2018 through which the maturity was extended one more year. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦900,000 thousand and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company had a bank overdraft from Woori Bank. The overdraft bears an interest at 14.00% per annum for 2018 and 2017. At September 30, 2018 and December 31, 2017, the balance for the bank overdraft was ￦61,549 thousand and ￦57,886 thousand, respectively. The overdraft is collateralized by the savings account of ￦5,000 thousand and guaranteed by Ung Gyu Kim, President.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦428,000 thousand and ￦464,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦300,000 thousand from Hana Bank at August 4, 2017 with the maturity of August 1, 2018. The borrowings bear an interest at 2.56% per annum for 2018 and 2017. The borrowings were paid off at maturity. At September 30, 2018 and December 31, 2017, the balance for the borrowings was nil and ￦300,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦300,000 thousand.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦200,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2018 and 2019. At September 30, 2018, the balance for the borrowings was ￦130,000 thousand. The borrowings are guaranteed by Ung Gyu Kim, President.

As of September 30, 2018 and December 31, 2017, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	September 30, 2018		December 31, 2017
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President	￦	416,400	￦	500,000

Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		200,000		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% per annum, guaranteed by Ung Gyu Kim, President		100,000		-

Loans from Kwangju Bank borrowed at September 24, 2015 with the maturity of September 24, 2018 and at an interest 6.06% and 6.08% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President. The borrowings are secured by the personal property owned by Ung Gyu Kim, President. The borrowings were paid off at maturity.		-		230,000
Total		716,400		930,000

Less: current portion		(205,610)		(245,240)
Total long-term debt less current portion	￦	510,790	￦	684,760

As of September 30, 2018 and December 31, 2017, the estimated fair value of the long-term debt, including the current portion, were ￦716,400 and ￦930,000, respectively.

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending September 30,
2019	￦	205,610
2020		236,210
2021		183,120
2022		60,990
2023		30,470
Total	￦	716,400

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

As of September 30, 2018 and December 31, 2017, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	September 30, 2018		December 31, 2017
Change in projected benefit liability
Liability at beginning of year	￦	930,098	￦	880,656
Service cost		154,307		226,787
Interest cost		8,381		10,991
Benefit payments		(35,048)		(146,892)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		8,639		(41,444)
Liability at end of year		1,066,377		930,098

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(1,066,377)	￦	(930,098)

The components of benefit expense are as follows (in thousands of Korean Won):

	September 30, 2018		December 31, 2017

Service cost	￦	154,307	￦	226,787
Interest cost		8,381		10,991
Prior service cost		-		-
Total	￦	162,688	￦	237,778

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	September 30, 2018	December 31, 2017
Discount rate	3.05%	3.21%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending September 30,
2019	￦	44,555
2020		51,936
2021		55,446
2022		59,937
2023		63,384
Thereafter		2,234,465
Total	￦	2,509,723

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

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Warrants

As of September 30, 2018, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Other Issuances

In connection with the Exchange Agreement and Subscription Agreement, the Company issued to RedChip Companies, Inc. and Sichenzia Ross Ference LLP an aggregate of 2,200,000 shares of the Company’s common stock, par value $0.001 per share. The fair value of such shares issued is approximately ￦1,417,159 thousand and is recorded as additional paid in capital as these shares were issued as consideration for services rendered in connection with the share exchange.

NOTE 12 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	September 30, 2018		September 30, 2017
Current	￦	-	￦	-
Deferred		1,901		(37,485)
Total	￦	1,901	￦	(37,485)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Income taxes at Federal statutory rate	21.00%	34.00%
Foreign tax rate differential	1.00%	(12.00)%
Change in valuation allowance	(22.00)%	(22.00)%
Other	-%	-%
Effective tax rate	-%	-%

NOTE 13 – RELATED PARTY TRANSACTIONS

As of September 30, 2018 and December 31, 2017, the Company loaned nil and ￦164,000 thousand and nil, respectively to the Company’s officers and employees. The loans receivable bear an interest of 6.9% and are redeemable on demand.

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦4,847 thousand and ￦18,895 thousand, respectively.

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 26, 2018 with the maturity of February 25, 2019. The borrowings bear an interest at 4.60 % per annum. At September 30, 2018 and December 31, 2017, the balance for the borrowings was ￦51,129 thousand and nil, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of September 30, 2018.

NOTE 15 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with three and three of the Company’s customers in September 30, 2018 and December 31, 2017, respectively.

At September, 2018, Naval Logistics Command, HANCOM MDS, Co., Ltd. and Shinwoo E&D Co., Ltd. represented 31%, 20% and 16% of accounts receivable outstanding.

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

During the nine month period ended September 30, 2018, Naval Logistics Command represented 31% of the Company’s net sales.

During the nine month period ended September 30, 2017, Naval Logistics Command, National Information Society Agency and Hyundai Electric & Energy System Co., Ltd. represented 20%, 16% and 13% of the Company’s net sales.

eMARINE Global Inc. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 16 — REVENUE CLASSES

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

Accounting Policy

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

Revenue from services is recognized by reference to the stage of performance of the services when the Company can reliably measure the amount of revenue and the recovery of the consideration is considered probable

Disaggregation of Revenue

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		For the Three Months Ended				For the Nine Months Ended
		September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Products	e-Navigation	￦	268,738	￦	307,862	￦	1,221,981	￦	1,118,013
	Smart Ship		110,659		8,569		175,849		97,219
Projects	e-Navigation		329,523		423,751		1,074,767		1,328,242
	Smart Ship		344,819		186,245		939,826		353,076
Total		￦	1,053,738	￦	926,428	￦	3,412,423	￦	2,896,550

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be can achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

We caution you that the risks, uncertainties, and other factors set forth in our periodic filings with the SEC may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of the report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise.

References to “eMarine,” “EMRN,” the “Company,” “we,” “us,” and “our” and other similar designations refer to eMarine Global Inc. and its wholly-owned subsidiary, e-Marine Co, Ltd. (“e-Marine”).

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

Recent Developments

On September 4, 2018, we won a renewal of our contract with the R.O.K. Navy to provide ECDIS maintenance services to navy ships through the end of February 2020. The total contract is valued at ￦1,569,000,000, payable as follows: (i) ￦ 328,000,000 in 2018; (ii) ￦ 996,229,950 in 2019; and (iii) ￦244,770,050 in 2020.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2017, and accompanying notes, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations during the three months ended September 30, 2018 and 2017, respectively, and the increase (decrease) from the current 3-month period to the prior 3-month period (in thousands of Korean Won):

Line Item	September 30, 2018 (unaudited)		September 30, 2017 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	1,053,739	￦	926,428	￦	127,311	14%
Operating expense	￦	1,324,437	￦	1,954,744	￦	(630,307)	(32)%
Net loss	￦	270,698	￦	1,028,316	￦	(757,618)	(44)%

Revenue. Total revenue for the three months ended September 30, 2018 and 2017 was ￦1,053,739 thousand and ￦926,428 thousand, respectively. The increase of ￦127,311 thousand, or 14%, was primarily due to new service sales to Research Institute of Medium & Small Shipbuilding.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2018 and 2017 was ￦877,720 thousand and ￦547,420 thousand, respectively. The increase of ￦330,300 thousand, or 60%, was primarily due to the increase in revenue accompanied by the hike in manufacturing cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 was ￦402,644 thousand and ￦1,337,646 thousand, respectively. The decrease of ￦935,002 thousand, or 70%, was primarily due to government subsidy applied to diminishing the general and administrative costs.

Loss from Operations. Loss from operations for the three months ended September 30, 2018 and 2017 was ￦226,625 thousand and ￦958,638 thousand, respectively. The decrease of ￦732,013 thousand, or 76%, was due to the decrease in the selling, general and administrative expenses.

Other Expense. Other expense for the three months ended September 30, 2018 and 2017 was ￦44,366 thousand and ￦79,283 thousand, respectively. The decrease of ￦34,917 thousand, or 44%, was primarily due to the decline in interest expense on lesser borrowings.

Net Loss. Net loss for the three months ended September 30, 2018 and 2017 was ￦270,698 thousand and ￦1,028,316 thousand, respectively. The decrease of ￦757,618 thousand, or 74%, was due to the combination of the increase in revenue and the decrease in the selling, general and administrative expenses.

Nine Months Ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the nine months ended September 30, 2018 and 2017, respectively, and percentage increase or (decrease) from the current 9-month period to the prior 9-month period (in thousands of Korean Won):

Line Item	September 30, 2018 (unaudited)		September 30, 2017 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	3,412,423	￦	2,896,550	￦	515,873	18%
Operating expense	￦	4,140,860	￦	4,951,911	￦	(811,051)	(16)%
Net loss	￦	728,437	￦	2,055,361	￦	(1,326,924)	(65)%

Revenue. Total revenue for the nine months ended September 30, 2018 and 2017 was ￦3,412,423 thousand and ￦2,896,550 thousand, respectively. The increase of ￦515,873 thousand, or 18%, was primarily due to the increased merchandise sales and new service sales to Research Institute of Medium & Small Shipbuilding.

Cost of Revenue. Total cost of revenue for the nine months ended September 30, 2018 and 2017 was ￦2,423,708 thousand and ￦2,472,380 thousand, respectively. The decrease of ￦48,672 thousand, or 2%, was primarily due to the decrease in outsourcing costs and the increase in government subsidy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 was ￦1,599,217 thousand and ￦2,324,769 thousand, respectively. The decrease of ￦725,552 thousand, or 31%, was primarily due to due to government subsidy applied to diminishing the general and administrative costs.

Loss from Operations. Loss from operations for the nine months ended September 30, 2018 and 2017 was ￦610,502 thousand and ￦1,900,599 thousand, respectively. The decrease of ￦1,290,097 thousand, or 68%, was due to the combination of the increase in revenue and decrease in selling, general and administrative expenses.

Other Expense. Other expense for the nine months ended September 30, 2018 and 2017 was ￦116,034 thousand and ￦192,247 thousand, respectively. The decrease of ￦76,213 thousand, or 40%, was primarily due to the decrease in interest expense.

Net Loss. Net loss for the nine months ended September 30, 2018 and 2017 was ￦728,437 thousand and ￦2,055,361 thousand, respectively. The decrease of ￦1,326,924 thousand, or 65%, was due to the combination of the increase in gross margin and the slight decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2018, the Company had ￦374,680 thousand of cash on hand as compared to ￦109,316 thousand as of December 31, 2017. For the nine months ended September 30, 2018, the Company reported loss from operations of ￦610,502 thousand and net cash used in operating activities of ￦234,760 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2018, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of November 14, 2018. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash used in operating activities for the nine months ended September 30, 2018 was ￦234,760 thousand, which was due to the net loss of ￦728,437 thousand, the increase in operating assets of ￦77,378, and payments of pension benefits of ￦35,048 offset by the adjustment of noncash items of ￦258,820 thousand to the net loss and increase in operating liabilities of ￦312,235 thousand.

Investing Cash Flows. Net cash provided by investing activities for the nine months ended September 30, 2018 was ￦432,276 thousand, which was due to the net decrease in loans to related parties of ￦163,276 thousand and proceeds from disposals of short-term financial instruments of ￦269,000 thousand.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended September 30, 2018 was ￦78,480 thousand, which was due the proceeds from private placement of ￦557,336 thousand, the increase in long-term debt of ￦100,000 and the net increase in loans from related parties of ￦37,081 thousand offset by the net decrease in short-term borrowings of ￦302,337, repayment of current portion of long-term debt of ￦313,600 thousand.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at September 30, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of September 30, 2018, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Quarterly Report on Form 10-Q, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company believes it is probable that it will prevail and that it will not suffer an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of September 30, 2018.

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

EMARINE GLOBAL INC.

Date: November 14, 2018	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

