Form 10-K
period 2018-12-31
EMARINE GLOBAL INC.
filed 2019-04-15
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

At June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was $71,187,567 based on the closing price of $5.5 as of that date.

As of April 10, 2019, there are 22,927,992 shares of the common stock outstanding.

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

We focus our business on four main hardware and software products : (i) Electronic Chart Display & Information System (“ECDIS”); (ii) Smart Ship solutions; (iii) distribution of overseas solutions; and (iv) Aids to Navigation management solutions.

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

Aids to Navigation Management Systems

We implement Aids to Navigation (“AtoN”) management systems for public maritime agencies. AtoN systems include sensors that are attached to navigational aids at sea and management software installed at the ground control level for information collection, display and analysis. Our AtoN System consists of the (i) Maritime Weather Signals Total Management System and the (ii) e-A2N device.

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

We have developed our e-Navigator and our ECN products in an effort to offer our customers what we believe to be the best product possible in the market. Currently, we hold approximately 90% of the market of private ships through our government contracts with the Republic of Korea (“R.O.K”) Navy and Coast Guard, and we hold approximately 60% of the public sector market share. The rest of the market is held by other domestic and foreign competitors, including Japan Radio Co., Ltd., Furuno Electric Co., Ltd. and Martin Electric Co., Ltd. We have been the market leader of ECDIS in Korea, consistently supplying and operating maintenance service for the Republic of Korea Navy, the Coast Guard and other public and commercial ships. We continuously provide ECDIS maintenance services to an average of 200 navy vessels annually, with contracts renewed every one to two years

In September 2018, we won a contract from the R.O.K. Navy to provide maintenance services to navy ships through fiscal year 2020. This marks the 9th consecutive year in which we have won such contracts.

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

Competition

ECIDIS & Navigation Systems

We lead the military and security market in South Korea. Our major competitors are Japan Radio Co., Ltd. and Furuno Electric Co., Ltd., who each hold 30% of South Korean commercial market share respectively. The majority of the commercial market is made up of European and Japanese navigation and communication products. With its ECDIS technology, we plan to develop a new solution: eMarine Integrated Communication System (“e-ICS”). We allocated $1,060,000 for the system’s development and introduced it during the second quarter of 2018. In developing e-ICS, its protocols and interface specifications will be provided by Hyundai in cooperation with communication equipment’s suppliers. While we currently operate primarily within the military and Korean markets, we plan to expand into Southeast Asia, Middle East Asia and North America by 2019.

Smart Ship Solutions

We provide ISIG, which undergirds our Smart Ship Solutions. We have provided 315 ISIGs to HHI since 2012. The Company has developed various Smart Ship solutions with HHI for HHI’s newly built ships. Beginning in 2018, HHI began implementing the jointly developed Smart Ship Solutions to most of their new ships. We derive approximately 15-20% of our revenue from our partnership with HHI.

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

2.	The Company’s Capital for Research & Development (in USD)

Year	R&D Capital
2014	$1,050,000
2015	$430,000
2016	$575,000
2017	$387,903
2018	$1,690,800

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

Employees

As of April 10, 2019, we employed 36 full-time employees as follows: (i) 5 management employees; (ii) 4 human resources and accounting employees; (iii) 7 sales employees; (iv) 8 service employees; and (v) 12 research and development employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

We have received a “going concern” opinion from our independent registered public accounting firm, reflecting substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. We are striving to raise business efficiency to improve the margin and achieve sales increase through more marketing efforts and advantage in technological advantage. We are also planning on funding through private placements and continuing initiatives to raise capital to meet future working capital requirements.

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

We are currently in default under certain of our borrowings, and our continued inability to repay these borrowings may adversely affect our financial condition and results of operations.

We are currently in default under certain of our borrowings. As of September 30, 2018, we are currently in default of an aggregate of ￦500,000 thousand in borrowings from two lenders. The borrowings are unsecured and bear an interest of 6.00% per annum. We are currently in negotiations with both lenders to extend the maturity date for each of the borrowings to reduce the risk of further defaults in the near term. However, there can be no assurance that we will be successful in renegotiating these extensions or that we will be able to secure additional funding to repay these borrowings. If we are unable to renegotiate these extensions or secure additional funding to repay these borrowings, this may adversely affect our financial condition and results of operations.

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

Because we became a public company by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

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

We also lease approximately 1,636 square feet of office space in Seoul, located at 14th Floor, 201, Songpa-daero, Songpa-gu, Seoul, 05854, Republic of Korea, where our sales employees are located. Our security deposit is KRW 30,000,000 (approximately $29,00 USD) and our monthly rental payments for this location are KRW 3,200,000 (approximately $2,950 USD). The lease expires on September 30, 2019.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company believes it is probable that it will prevail and that it will not suffer an adverse outcome related to the case.   The Company has not recorded any reserve related to this dispute as of December 31, 2018.

Other than the legal proceedings disclosed above, as of December 31, 2018, we are not aware of other legal proceedings, government actions, administrative actions, investigations or claims pending against the Company or involving the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2018	First Quarter	$30.00	$13.00
	Second Quarter	$13.00	$5.50
	Third Quarter	$6.50	$0.90
	Fourth Quarter	$0.90	$0.40
2017	First Quarter	$149.85	$9.01
	Second Quarter	$44.44	$11.26
	Third Quarter	$175.00	$6.01
	Fourth Quarter	$30.00	$6.49

Our transfer agent is Corporate Stock Transfer.

Holders

As of March 31, 2019, the number of holders of record of shares of our common stock is 93. This number does not include stockholders for whom shares were held in nominee or “street” name.

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

RESULTS OF OPERATIONS FOR EMARINE GLOBAL INC.

Twelve Months Ended December 31, 2018 and 2017

Revenues, Expenses and Loss from Operations

Our revenues, expenses and net loss for the years ended December 31, 2018 and 2017 are as follows: (in thousand won)

	Year Ended December 31, 2018		Year Ended December 31, 2017
Revenue	￦	4,589,203	3,972,111
Cost of Revenue	￦	3,069,644	3,615,738
Gross Margin	￦	1,519,559	356,373

Revenue. Total revenue for the years ended December 31, 2018 and 2017 was ￦4,589,203 thousand and ￦3,972,112 thousand, respectively. The increase of ￦617,092 thousand, or 16%, was primarily due to the increased merchandise sales and new service sales to Research Institute of Medium & Small Shipbuilding and Republic of Korea Navy.

Cost of Revenue. Total cost of revenue for the years ended December 31, 2018 and 2017 was ￦3,069,644 thousand and ￦3,615,738 thousand, respectively. The decrease of ￦546,094 thousand, or 15%, was due to the government subsidy on projects development and the decline in outsourcing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 were ￦2,108,221 thousand and ￦2,732,354 thousand, respectively. The decrease of ￦623,133 thousand or 23%, was primarily due to the expense saving effort, including the reduction of rent and service fees, resulting in the decrease in general and administrative expenses.

Research and Development. Research and development expenses for the years ended December 31, 2018 and 2017 were ￦374,944 thousand and ￦51,766 thousand, respectively. The increase of ￦323,178 thousand or 6%, was primarily due to the increase in the research and development activities on smart ship technology enhancement.

Loss from Operations. Loss from operations for the years ended December 31, 2018 and 2017 was ￦963,606 thousand and ￦2,426,747 thousand, respectively. The decrease of ￦1,463,141 thousand, or 60%, was due to the combination of the increase in revenue and the decrease in cost of revenue and general and administrative costs as previously described.

Other Expense. Other expense for the years ended December 31, 2018 and 2017 was ￦158,204 thousand and ￦233,361 thousand, respectively. The decrease of ￦75,157 thousand, or 32%, was primarily due to the decrease in interest expense.

Net Loss. Net loss for the years ended December 31, 2018 and 2017 was ￦1,138,660 thousand and ￦2,650,990 thousand, respectively. The decrease of ￦1,512,330 thousand, or 57%, was primarily due to the combination of the improvement in loss from operations and the decrease in other expense.

LIQUIDITY AND CAPITAL RESOURCES FOR EMARINE GLOBAL INC.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2018, we had ￦126,406 thousand of cash and cash equivalents. For the year ended December 30, 2018, we reported loss from operations of ￦1,015,535 thousand and net cash used in operating activities of ￦330,391 thousand. We continue to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about our ability to continue as a going concern.

During 2018, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of April 10, 2019. There is no certainty that we will be able to arrange sufficient funding to continue its operations.

Cash Requirements

As noted, we anticipate that our cash requirements will increase substantially as we seek to expand our operations geographically in order to generate greater revenue.

Operations

Operating Cash Flows. Net cash used in operating activities for the year ended December 31, 2018 was ￦330,391 thousand, which was due to the net loss of ￦1,138,660 thousand offset by the increase in net operating liabilities of ￦451,196 thousand and noncash expenses of ￦357,073 thousand.

Investments

Investing Cash Flows. Net cash provided by investing activities for the year ended December 31, 2018 was ￦387,248 thousand which was due to the proceeds from disposals of short-term financial instruments of ￦330,251 thousand and the decrease in loans to related parties of ￦162,997 thousand offset by the increase in short-term financial instruments of ￦76,000 thousand.

Financing

Financing Cash Flows. Net cash used in financing activities for the year ended December 31, 2018 was ￦26,540 thousand, which was due to the receipt of proceeds from the private placement offering of ￦559,931 thousand and the increase in borrowings of ￦142,281 thousand offset by net decrease in loans from related parties of ￦22,639 thousand and repayments of borrowings of ￦706,113 thousand.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address	Age	Date First Elected or Appointed	Position(s)

Ung Gyu Kim	59	July 25, 2017	Chief Executive Officer, Chief Financial Officer and Director
Seung Ho “Brian” Yang	45	January 24, 2018	Chief Operating Officer and Director
Min Sik “Primo” Park	45	January 24, 2018	Chief Technology Officer and Director
Woo Seok “Lukas” Kim	28	August 30, 2017	Secretary

Biographical Information

Dr. Ung Gyu Kim, Ph.D – Chief Executive Officer, Chief Financial Officer and Director

Dr. Kim, age 59, is internationally renowned maritime expert who holds total 35 years of career experience in the maritime industry. This includes sailing overseas as a navigation officer, studying at prestigious universities well known for maritime studies, and working for Korean Air and LG CNS. Joining e-Marine as CEO since 2003, he has successfully run for 14 years, reforming as a maritime IT company with dominant standing in domestic market. Dr. Kim appeared on number of Korean news and magazine articles, was invited to many authoritative international maritime conferences, and received the following awards: Maritime Minister Award (2011), Knowledge & Economic Minister Award (2011), Industrial Minister Award (2014), and Maritime Safety Expert (2014). Dr. Kim obtained his Navigation Major from the Korean Maritime & Ocean University. He also has an MBA from Finland Alto University and a Ph.D. in Maritime Information Systems from Mokpo Maritime University.

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

Woo Seok “Lukas” Kim - Secretary

Mr. Kim, age 29, graduated in 2012 from the University of Illinois at Urbana-Champaign with a degree in Psychology. His career in maritime field began in 2013, serving as a Republic Of Korea Marine Corps military police officer of the 6th brigade in Bangryung Island. During his early tenures at Korean Institute of Ocean Science & Technology, where he worked during 2013, and GMT, Co., Ltd., where he worked from 2015 to 2016, he worked as both a translator and assistant project manager for international maritime projects, including S-100 development, Bangladesh Global Maritime Distress and Safety System and Malaysia Smart Surveillance System. Since 2016, Lukas Kim has been an investor relations manager and U.S. representative of eMarine Global Inc.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2018.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2018, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following form was filed late:

●	Ung Gyu Kim filed a Form 3 on March 2, 2018 to report transactions that occurred on February 27, 2018.

Code of Ethics and Business Conduct

We have not yet adopted a Code of Ethics although we expect to do so as we develop our infrastructure and business.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2018 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Sam Cho	2018	1	—	—	—	—	—	—	1
Chief Executive Officer, President, and Director (1)	2017	1	—	—	—	—	—	—	1

Ung Gyu Kim	2018	115,329	—	—	—	—	—	—	115,329
Chairman and Chief Executive Officer (2)	2017	187,417	—	—	—	—	—	—	187,417

Min Sik “Primo” Park	2018	105,168	—	—	—	—	—	—	105,168
Chief Technology Officer and Director (3)	2017	86,454	—	—	—	—	—	—	86,454

Seung Ho “Brian” Yang	2018	105,168	—	—	—	—	—	—	105,168
Chief Operating Officer and Director (4)	2017	87,211	—	—	—	—	—	—	87,211

Wee Seok “Lukas” Kim	2018	32,728	—	—	—	—	—	—	32,728
Secretary (5)	2017	31,844	—	—	—	—	—	—	31,844

(1)	Mr. Seong Sam Cho resigned from all positions with the Company on July 25, 2017.
(2)	Dr. Ung Gyu Kim was appointed Chairman and Chief Executive Officer of the Company on July 25, 2017.

(3)	Mr. Min Sik “Primo” Park was appointed as a director and as Chief Technology Officer of the Company on January 24, 2018.
(4)	Mr. Seung Ho “Brian” Yang was appointed as a director and as Chief Operating Officer of the Company on January 24, 2018.
(5)	Mr. Lukas Kim was appointed as Secretary of the Company on August 30, 2017.

Employment Contracts and Change-in-Control

There are no current agreements or arrangements which will result in a change of control.

Executive Officer Compensation

Ung Gyu Kim, Chief Executive Officer. On March 1, 2018, we entered into an employment (salary) agreement with Ung Gyu Kim, which sets forth the terms of Mr. Kim’s annual salary for the period commencing March 1, 2018 through February 28, 2019. The agreement provides that Mr. Kim shall receive an annual base salary of KRW130,380,000 (approximately $115,329 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Kim with a company car for use while conducting business as Chief Executive Officer of the Company.

Seung Ho Yang, Chief Operating Officer. On March 1, 2018, we entered into an employment (salary) agreement with Seung Ho Yang, which sets forth the terms of Mr. Yang’s annual salary for the period commencing March 1, 2018 through February 28, 2019. The agreement provides that Mr. Yang shall receive an annual base salary of KRW118,892,858 (approximately $105,168 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Yang with a company car for use while conducting business as Chief Operating Officer of the Company.

Min Sik Park, Chief Technology Officer. On March 1, 2018, we entered into an employment (salary) agreement with Min Sik Park, which sets forth the terms of Mr. Park’s annual salary for the period commencing March 1, 2018 through February 28, 2019.  The agreement provides that Mr. Park shall receive an annual base salary of KRW130,380,000 (approximately $115,329 USD), payable monthly in accordance with the Company’s standard practices, which includes legal overtime pay and other allowances for meals. The annual base salary is subject to adjustment in the sole discretion of the Company. The agreement also provides Mr. Park with a company car for use while conducting business as Chief Technology Officer of the Company.

Director Compensation

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any equity or option awards to our executive officers as of December 31, 2018.

Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2019: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our voting securities. As of April 10, 2019, there were 22,927,992 shares of our common stock outstanding. Unless otherwise indicated, the mailing address of stockholders is c/o eMARINE Global Inc., 4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan 44715, South Korea.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Officers

Ung Gyu Kim		4,136,627	(2)	18.04%

Woo Seok “Lukas” Kim		-		-%

Min Sik “Primo” Park		58,075		0.25%

Seung Ho “Brian” Yang		58,075		0.25%

All officers and directors as a group (4 persons)		4,100,952		17.88%

Beneficial Owners of more than 5%

GMT Co., Ltd.	(3)	1,742,254	(4)	7.59%

Jason Venture PTE Ltd	(5)	1,363,953		5.95%

Da Young Lee		1,435,908		6.26%

Hwa Soo Kim		1,574,475		6.87%

RACE Holdings, LLC	(6)	3,150,000	(6)	13.74%

Peach Management LLC	(7)	1,985,000	(7)	4.99%

Daesun Chung		2,582,021		11.26%

*	Denotes less than 1%.
(1)	Applicable percentage ownership is based on 22,927,992 shares of common stock outstanding as of April 10, 2019. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within the next 60 days. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 151,825 shares of the Company’s common stock held by Jeong Min Seo, Dr. Ung Gyu Kim’s brother-in-law.
(3)	Ju Hwan Lee, Chief Executive Officer, holds voting and dispositive power over these shares.
(4)	Represents (i) 1,742,254 shares held in the name GMT Co., Ltd. (“GMT”), (ii) 58,075 shares held by Ju Hwan Lee, CEO of GMT, (iii) 46,460 shares held by Jung Soo No, director of GMT, and (iv) 29,037 shares held by Hyun Ju Shim, a member of GMT.
(5)	Foo Chew Tuck, director, holds sole voting and dispositive power over these shares.
(6)	Represents 3,150,000 shares of common stock sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Excludes 7,500,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker, sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Keith Michael Jensen, managing member, holds sole voting and dispositive power.
(7)	Represents (i) 1,100,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker; (ii) 210,000 shares of common stock; and (iii) 675,000 shares of common stock issuable upon exercise of warrants sold to the selling stockholder in the Company’s private placement offering, which closed in the third quarter of 2017. The Briggs Family 2017 Trust, managing member, holds sole voting and dispositive power over these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

As of December 31, 2018 and 2017, the Company loaned nil and ￦290,812 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 6.9% and are redeemable on demand.

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At December 31, 2018 and 2017, the balance for the borrowings was nil and ￦18,895 thousand, respectively.

The Company borrowed ￦188,016 thousand from Ung Gyu Kim, President, at February 26, 2018 with the maturity of February 25, 2019. The borrowings bear an interest at 4.60 % per annum. At December 31, 2018 and 2017, the balance for the borrowings was ￦45,980 thousand and nil, respectively

Director Independence

The Company currently has three directors, neither of whom meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the year ended December 31, 2018, Turner, Stone & Company LLP. billed us $123,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s and 10-K, as applicable.

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

Audit-Related Fees

During the years ended December 31, 2018 and 2017 Turner, Stone & Company LLP. Respectively billed us $8,800 and $3,500 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2018 and 2017, Turner, Stone & Company LLP respectively billed us $0 and $0 for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2018 and 2017, Turner, Stone & Company LLP. did not bill us for any other fees.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.	Description
3.1	Articles of Incorporation dated September 20, 2001 (Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002)
3.2	Articles of Amendment to Articles of Incorporation dated June 17, 2003 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2003)
3.3	Certificate of Amendment to Articles of Incorporation dated January 7, 2005 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 7, 2005)
3.4	Certificate of Amendment to Articles of Incorporation dated November 18, 2005 (Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007)
3.5	Certificate of Amendment to Articles of Incorporation dated Effective October 31, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2007.)
3.6	Certificate of Amendment dated June 20, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 12, 2017)
3.7	Articles of Merger, dated August 15, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 12, 2017)
3.8	Agreement and Plan of Merger, dated August 15, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 12, 2017)
3.9	Bylaws of Web Views Corporation dated November 10, 2001 (Incorporated by reference from our Registration Statement on Form 10SB12G filed with the Commission on July 23, 2002)
10.1	Stock Exchange Agreement, dated October 12, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007)
10.2	Agreement to Purchase Subsidiaries and Cancel Shares, dated October 12, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2007)
10.3	License Agreement dated February 23, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.4	Lease Agreement dated February 26, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.5	Master License Agreement dated April 18, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.6	Exclusive Distributorship Agreement dated June 11, 2007 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 14, 2007)
10.7	Stock Purchase Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 16, 2010)
10.8	Conversion and Release Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011)
10.9	Employment Agreement with Seong Sam Cho (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2011.)
10.10	Employment Agreement with Seong Sam Cho (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2017)
10.11	Share Exchange Agreement, by and between Pollex, Inc. and e-Marine Co., Ltd., dated July 25, 2017 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.12	Form of Separation Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.13	Form of Subscription Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.14	Form of Consulting Agreement (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.15	Form of Termination Agreement and Mutual General Release (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.16	Form of Warrant (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.17	Form of Consultant Warrant (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 1, 2017)
10.18	International Distributor Agreement, dated April 11, 2017, by and between Teledyne CARIS, Inc. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.19	Distributorship Agreement for Admiralty Navigation and other Related Products, dated August 10, 2005, by and between the United Kingdom Hydrographic Office and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.20	Distributor Agreement, dated April 2012, by and between Jeppesen Norway AS and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.21	Agent Agreement, dated May 31, 2011, by and between Hatteland Display AS and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.22	Memorandum of Understanding, dated January 2011, by and between ECA Sindel S.R.L. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.23	Reseller Agreement, dated September 2009, by and between SevenCs GMbH and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the Commission on April 23, 2018)
10.24	English Summary – Contract for Electronic System Development, dated March 29, 2017, by and between Hyundai Heavy Industries and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.25	English Summary – Intra-Ship Integrated Gateway Contract, dated January 23, 2017, by and between Hyundai Heavy Industries and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.26	English Summary – Optimal Voyage System Development Contract, dated December 28, 2016, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.27	English Summary – Information Communication R&D Business Contract, dated September 29, 2016, by and between National IT Industry Promotion Agency and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.28	English Summary – Integrated Bridge System ECDIS Contract, dated October 15, 2014, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.29	English Summary – ECDIS on R.O.K. Navy P154 (AOE-II) Contract, dated April 1, 2016, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.30	English Summary – Supply Contract, dated June 3, 2014, by and between Hyundai Heavy Industries Co., Ltd. and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.31	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Min Sik Park and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.32	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Seung Ho Yang and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
10.33	English Summary – Employment (Salary) Agreement, dated February 28, 2018, by and between Ung Gyu Kim and e-Marine Co., Ltd. (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Commission on April 17, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101	XBRL (extensible Business Reporting Language). The following materials from Green Spirit Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seoul, Republic of Korea, on April 12, 2019.

EMARINE GLOBAL INC.

By:	/s/ Ung Gyu Kim
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 12, 2019	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Date: April 12, 2019	By:	/s/ Seung “Brian” Ho Yang
Seung Ho Yang
Chief Operating Officer and Director

Date: April 12, 2019	By:	/s/ Min “Primo” Sik Park
Min Sik Park
Chief Technology Officer and Director

Date: April 12, 2019	By:	/s/ Woo Seok “Lukas” Kim
Woo Seok “Lukas” Kim
Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eMarine Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMarine Global Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 12, 2019

We have served as the Company’s auditor since 2016.

eMARINE Global Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	December 31, 2018		December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	126,406	￦	109,316
Short-term financial instruments		18,000		338,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 and ￦11,227, as of December 31, 2018 and 2017, respectively		546,671		480,673
Inventories		7,217		6,200
Loans to related parties		-		164,000
Other current assets		48,608		65,087
Total Current Assets		746,902		1,163,276

Property and equipment, net		44,224		59,808
Goodwill		1,430,625		1,430,625
Intangible assets, net		302,155		403,053
Deposits		103,199		120,499
Total Assets	￦	2,627,105	￦	3,177,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,393,676	￦	1,129,854
Nontrade payables		1,307,079		1,131,517
Other current liabilities		238,073		193,048
Short-term borrowings		2,385,545		2,789,886
Loans from related parties		45,980		18,895
Current portion of long-term debt		222,260		245,240
Total Current Liabilities		5,592,613		5,508,440

Long-term debt, net of current portion		452,500		684,760
Loans from related parties		-		-
Accrued benefit pension liability		1,180,730		930,098
Total Liabilities		7,225,843		7,123,298

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 22,927,992 and 22,061,317 shares issued and outstanding as of December 30, 2018 and 2017, respectively		26,198		25,265
Additional paid-in capital		7,221,876		6,577,829
Accumulated other comprehensive loss		(215,614)		(56,593)
Accumulated deficit		(11,631,198)		(10,492,538)
Total Stockholders’ Deficit		(4,598,738)		(3,946,037)
Total Liabilities and Stockholders’ Deficit	￦	2,627,105	￦	3,177,261

See accompanying notes to consolidated financial statements

eMARINE Global Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Year Ended
	December 31, 2018		December 31, 2017

Revenue
Product	￦	2,445,340	￦	1,866,863
Service		2,143,863		2,105,248
Total revenue		4,589,203		3,972,111
Cost of revenue
Product		1,736,532		1,677,034
Service		1,333,112		1,938,704
Total cost of revenue		3,069,644		3,615,738
Gross margin		1,519,559		356,373

Selling, general and administrative expenses		2,108,221		2,731,354
Research and development		374,944		51,766
Loss from operations		(963,606)		(2,426,747)

Other expense:
Interest expense, net		(161,072)		(226,721)
Other income (expense), net		2,868		(6,640)
Total other expense		(158,204)		(233,361)

Loss before provision for income taxes		(1,121,810)		(2,660,108)

Income tax provision (benefit)		16,850		(9,118)

Net loss	￦	(1,138,660)	￦	(2,650,990)

Net loss per common share	￦	(50)	￦	(308)
Weighted average common shares outstanding		22,728,538		8,601,977

Net loss	￦	(1,138,660)	￦	(2,650,990)
Other comprehensive income:
Foreign exchange translation loss		(114,215)		(15,781)
Remeasurement of pension liabilities		(44,806)		32,326
Other comprehensive income (loss), net of tax:		(159,021)		16,545
Comprehensive loss	￦	(1,297,681)	￦	(2,634,445)

See accompanying notes to consolidated financial statements

eMARINE Global Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

(In thousands of Korean Won, except share amounts)

	Common Stock			Additional	Accumulated Other			Total
	$0.001 Par Value			Paid-in	Comprehensive	Accumulated		Stockholders’
	Shares	Amount		Capital	Loss	Deficit		Deficit
Balance, December 31, 2016	17,072	￦	21	￦ 3,327,413	￦ (73,138)	￦	(7,841,548)	￦ (4,587,252)
Exchange of debt for common stock - post reverse merger	982,361		1,110	4,758,212				4,759,322
Conversion of redeemable convertible preferred stock to common stock - pre reverse merger	12,800		128,000	508,007				636,007
Recapitalzation on reverse merger	14,989,084		(111,047)	(4,709,908)				(4,820,955)
Private placement	3,860,000		4,695	2,212,204				2,216,899
Stock issuance cost				(129,963)				(129,963)
Warrants issued on professional service				614,350				614,350
Shares issued for stock placement fee	2,200,000		2,486	(2,486)				-
Foreign exchange translation loss					(15,781)			(15,781)
Remeasurement of pension liabilities					32,326			32,326
Net loss							(2,650,990)	(2,650,990)
Balance, December 31, 2017	22,061,317		25,265	6,577,829	(56,593)		(10,492,538)	(3,946,037)
Private placement	866,675		933	558,998				559,931
Foreign exchange translation gain				85,049	(114,215)			(114,215)
Remeasurement of pension liabilities					(44,806)			(44,806)
Net loss							(1,138,660)	(1,138,660)
Balance, December 31, 2018	22,927,992	￦	26,198	￦ 7,221,876	￦ (215,614)	￦	(11,631,198)	￦ (4,598,738)

See accompanying notes to consolidated financial statements

eMARINE Global Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Year Ended
	December 31, 2018		December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(1,138,660)	￦	(2,650,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		116,482		123,184
Pension plan expenses		216,916		237,779
Bad debt		-		18,255
Deferred income taxes		16,850		(9,118)
Warrants issued for professional service		-		614,350
Payroll offset against loan to affiliate		-		10,140
Foreign currency loss		6,825		(5,506)
Changes in operating assets and liabilities:
Accounts receivable		(65,998)		(191,811)
Inventories		(1,017)		225,090
Other current assets		16,478		3,885
Deposits		17,300		(32,702)
Accounts payable		256,997		178,964
Nontrade payables		175,562		(35,830)
Other current liabilities		45,027		(94,567)
Pension benefits payments		(42,877)		(146,893)
NET CASH USED IN OPERATING ACTIVITIES		(380,115)		(1,755,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans to related parties		-		(225,101)
Decrease in loans to related parties		164,000		213,297
Purchase of short-term financial instruments		(76,000)		(273,000)
Proceeds from disposals of short-term financial instruments		300,251		-
Purchase of property and equipment		-		(51,424)
Purchase of intangible assets		-		(2,395)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		388,251		(338,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		559,931		2,086,936
Drawdown of short-term borrowings		42,281		1,459,992
Repayment of short-term borrowings		(480,873)		(1,302,830)
Repayment of current portion of long-term debt		(225,240)		(120,000)
Borrowings of long-term debt		100,000		200,000
Advances from a related party		-		3,470
Increase in loans from related parties		188,016		-
Repayment of loans from related parties		(210,655)		(206,080)
NET CASH PROVIDED BY FINANCING ACTIVITIES		(26,540)		2,121,488
Effect of exchange rate on cash and cash equivalents		35,494		(75,750)
NET INCREASE IN CASH AND CASH EQUIVALENTS		17,090		(48,655)
CASH AND CASH EQUIVALENTS- beginning of year		109,316		157,971
CASH AND CASH EQUIVALENTS- end of period	￦	126,406	￦	109,316
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	162,401	￦	235,408
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offsetting long-term debts and deposits	￦	95,749	￦	-
Conversion of redeemable convertible preferred stock to common stock	￦	-	￦	636,007
Exchange of debt for common stock	￦	-	￦	4,759,322
Refinancing of short-term borrowings	￦	-	￦	1,828,000

See accompanying notes to consolidated financial statements

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

e-Marine Co., Ltd. was organized under the laws of the Republic of Korea on January 2, 2001 and is a maritime information and communications technology provider based in South Korea. e-Marine seeks to achieve safety of life at sea through the use of various technologies, such as e-Navigation, Maritime Internet-of-Things (otherwise known as “I.o.T.”) and marine big data technology (collectively, “Maritime ICT Convergence”). e-Marine’s main products and services are divided into four categories: (1) Electronic Chart Display & Information System (“ECDIS”); (2) Smart Ship; (3) Overseas Solutions Distributions; and (4) Aids to Navigation.

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

As of December 31, 2018, the Company had cash of ￦126,406 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2018 and 2017, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Amortization is computed utilizing the straight-line method over the estimated useful life of 5 years for industrial property rights, software and others. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Based upon its qualitative assessment, the Company determined that intangible assets were not impaired on December 31, 2018 and 2017, respectively.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred. Research and development costs were ￦374,944 thousand and ￦51,766 thousand for the years ended December 31, 2018 and 2017, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were ￦10,560 thousand and ￦29,808 thousand, respectively.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

	December 31, 2018	December 31, 2017
Common stock warrants	12,916,688	10,750,000
Potential dilutive shares	12,916,688	10,750,000

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain provision and practical expedients in response to identified implementation issues. The Company has adopted ASU 2014-09 and related ASUs on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s consolidated statements of operations and consolidated balance sheets.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	December 31, 2018		December 31, 2017
Finished goods	￦	-	￦	-
Raw materials		7,217		6,200
		7,217		6,200
Less: Inventory reserve		-		-
Total, net	￦	7,217	￦	6,200

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	December 31, 2018		December 31, 2017
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,112		285,113
Total, at cost		553,612		553,613
Less: Accumulated depreciation		(509,388)		(493,805)
Total, net	￦	44,224	￦	59,808

Depreciation expense amounted to ￦15,584 thousand and ￦16,602 thousand for the years ended December 31, 2018 and 2017, respectively.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	December 31, 2018						December 31, 2017
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	5,260	￦	700	￦	5,960	￦	(4,841)	￦	1,119
Software		62,782		62,782		0		62,782		(62,782)		-
Customers relationship		500,000		200,000		300,000		500,000		(100,000)		400,000
Other		22,020		20,565		1,455		22,020		(20,086)		1,934
Total	￦	590,762	￦	288,607	￦	302,155	￦	590,762	￦	(187,709)	￦	403,053

Amortization expense for intangible assets was ￦100,899 thousand and ￦106,582 thousand for the years ended December 31, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2018 (in thousands of Korean Won):

Year Ending December 31,
2019	￦	100,899
2020		100,759
2021		100,479
2022		18
Total	￦	302,155

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2019. The borrowings bear an interest at 6.09% and 4.70% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at October 2, 2018. At December 31, 2018 and 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 1, 2019. The borrowings bear an interest at 6.13% and 5.05% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3, 2017. The Company entered into a refinancing agreement at November 2, 2018. At December 31, 2018 and 2017, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.79% and 4.27% per annum for 2018 and 2017. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 25, 2018 through which the maturity was extended one more year. At December 31, 2018 and 2017, the balance for the borrowings was ￦900,000 thousand and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company had a bank overdraft from Woori Bank. The overdraft bears an interest at 14.00% per annum for 2018 and 2017. At December 31, 2018 and 2017, the balance for the bank overdraft was nil and ￦57,886 thousand, respectively. The overdraft is collateralized by the savings account of ￦5,000 thousand and guaranteed by Ung Gyu Kim, President.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At December 31, 2018 and 2017, the balance for the borrowings was ￦428,000 thousand and ￦464,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦300,000 thousand from Hana Bank at August 4, 2017 with the maturity of August 1, 2018. The borrowings bear an interest at 2.56% per annum for 2018 and 2017. The borrowings were paid off at maturity. At December 31, 2018 and 2017, the balance for the borrowings was nil and ￦300,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦300,000 thousand.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At December 31, 2018 and 2017, the balance for the borrowings was ￦195,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At December 31, 2018 and 2017, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2018 and 2019. At December 31, 2018, the balance for the borrowings was ￦94,545 thousand for 2018. The borrowings are guaranteed by Ung Gyu Kim, President.

As of December 31, 2018 and December 31, 2017, the estimated fair value of the short-term borrowings approximate their carrying values.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	December 31, 2018		December 31, 2017
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President	￦	374,760	￦	500,000

Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		200,000		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% per annum, guaranteed by Ung Gyu Kim, President. The borrowings are collateralized by the company’s patent on Optimal Voyage System technology.		100,000		-

Loans from Kwangju Bank borrowed at September 24, 2015 with the maturity of September 24, 2018 and at an interest 6.08% per annum for 2018 and 2017, respectively, guaranteed by Ung Gyu Kim, President. The borrowings are secured by the personal property owned by Ung Gyu Kim, President. The borrowings were paid off at maturity.		-		230,000
Total		674,760		930,000

Less: current portion		(222,260)		(245,240)
Total long-term debt less current portion	￦	452,500	￦	684,760

As of December 31, 2018 and 2017, the estimated fair value of the long-term debt, including the current portion, were ￦674,760 and ￦930,000, respectively.

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending December 31,
2019	￦	222,260
2020		244,520
2021		141,480
2022		44,340
2023		22,160
Total	￦	674,760

As of December 31, 2018 and 2017, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	December 31, 2018		December 31, 2017
Change in projected benefit liability
Liability at beginning of year	￦	930,098	￦	880,656
Service cost		205,742		226,787
Interest cost		11,175		10,991
Benefit payments		(42,877)		(146,892)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		76,592		(41,444)
Liability at end of year		1,180,730		930,098

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(1,180,730)	￦	(930,098)

The components of benefit expense are as follows (in thousands of Korean Won):

	December 31, 2018		December 31, 2017

Service cost	￦	205,742	￦	226,787
Interest cost		11,175		10,991
Prior service cost		-		-
Total	￦	216,917	￦	237,778

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	December 31, 2018	December 31, 2017
Discount rate	2.78%	3.21%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending December 31,
2019	￦	41,679
2020		51,669
2021		50,013
2022		54,333
2023		58,573
Thereafter		3,029,463
Total	￦	3,285,730

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Warrants

As of December 31, 2018, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, from July 25, 2017 through March 9, 2019, at an exercise price of $0.60 and $0.70 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The offering closed on July 25, 2017. At the closing, the Company received subscriptions for the full offering of $2,250,000, with gross proceeds of $1,765,000 (approximately ￦2,009,844 thousand) being received by the Company as of such date. The Company issued a total of 3,530,000 shares and 8,825,000 warrants to purchase up to 8,825,000 shares of the Company’s common stock.

Since the closing, the Company received gross proceeds in the amount of $165,000 (approximately ￦184,190 thousand) and issued to the relevant investors an aggregate of 330,000 shares and warrants to purchase 825,000 shares.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 12 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	December 31, 2018		December 31, 2017
Current	￦	-	￦	-
Deferred		16,850		(9,118)
Total	￦	16,850	￦	(9,118)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Income taxes at Federal statutory rate	21.00%	34.00%
Foreign tax rate differential	1.00%	(12.00)%
Change in valuation allowance	(22.00)%	(22.00)%
Effective tax rate	-%	-%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands of Korean Won):

	December 31, 2018	December 31, 2017
Deferred tax asset:
Inventories	￦593,362	￦537,232
Goodwill and intangible assets	1,455,155	1,398,851
Accounts payable	94,553	-
Pension benefits	259,761	204,622
Other	80,690	67,520
Net operating losses	59,103	105,558
Tax credit carryforwards	931,344	871,500
Total deferred tax asset	3,473,968	3,185,283

Deferred tax liability:
Accounts receivable	(68,892)	(17,887)
Property and equipment	(4,275)	(2,610)
Total deferred tax liability	(73,167)	(20,497)

	3,400,800	3,164,786

Less valuation allowance	(3,400,800)	(3,164,786)

Deferred tax asset, net	-	-

The Company has a net operating loss carryforward for tax purposes totaling ￦268,650 thousand ￦105,558 thousand at December 31, 2018 and 2017, expiring through the year 2028.

The Company’s tax jurisdiction is the Republic of Korea.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2018 and 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by ￦236,014 thousand and ￦579,244 thousand for the years ended December 31, 2018 and 2017, respectively. The Company’s tax years for 2014 through 2018 may still be subject to tax examination.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and 2017, the Company loaned nil and ￦290,812 thousand, respectively to the Company’s officers and employees. The loans receivable bear an interest of 4.6% and are redeemable on demand.

The Company borrowed ￦53,000 thousand from Min Sik Park, Senior Vice President, at December 31, 2015 with the maturity of December 30, 2018. The borrowings bear an interest at 9.50 % per annum. At December 31, 2018 and 2017, the balance for the borrowings was nil and ￦18,895 thousand, respectively.

The Company borrowed ￦237,740 thousand from Ung Gyu Kim, President, at February 26, 2018 with the maturity of February 25, 2019. The borrowings bear an interest at 4.60 % per annum. At December 31, 2018 and 2017, the balance for the borrowings was ￦45,980 thousand and nil, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of December 31, 2018.

NOTE 15 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with four and three of the Company’s customers in December 31, 2018 and 2017, respectively.

At December 31, 2018, G2 ICT Co., Ltd., Shinwoo E&D Co., Ltd., Hyundai Heavy Industries Co., Ltd. and Hanjin Heavy Industries & Construction Co., Ltd. represented 44%, 15%, 13% and 11% of accounts receivable outstanding.

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

During the year ended December 31, 2018, Naval Logistics Command, represented 33% of the Company’s net sales.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		December 31, 2018		December 31, 2017
Products	e-Navigation	￦	1,367,203-	￦	1,128,948-
	Smart Ship		246,460		342,950
Projects	e-Navigation		1,889,183		1,734,111
	Smart Ship		1,086,358		766,102
Total		￦	4,589,203	￦	3,972,112

Certain product sales are included in project sales for disclosure purposes as the customized products are classified as project sales. Meanwhile, in the statements of operations, customized product revenue is separated between product revenue and service revenue.

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

