Form 10-Q
period 2019-03-31
EMARINE GLOBAL INC.
filed 2019-05-20
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2019

Commission File Number: 000-49933

EMARINE GLOBAL INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4886472
(State of organization)	(I.R.S. Employer Identification No.)

4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan, 44715 Republic of Korea

(Address of principal executive offices)

+82-70-7204-9352

Registrant’s telephone number, including area code

Former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 17, 2019, the registrant had 23,159,105 shares of common stock, par value $0.001 per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	March 31, 2019		December 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	181,471	￦	126,406
Short-term financial instruments		27,000		18,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 as of March 31, 2019 and December 31, 2018		581,610		546,671
Inventories		61,934		7,217
Other current assets		42,026		48,608
Total Current Assets		894,041		746,902

Property and equipment, net		307,155		44,224
Goodwill		1,430,625		1,430,625
Intangible assets, net		277,005		302,155
Deposits		103,199		103,199
Total Assets	￦	3,012,025	￦	2,627,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,203,100	￦	1,393,676
Nontrade payables		1,502,310		1,307,079
Other current liabilities		256,768		238,073
Short-term borrowings		2,350,091		2,385,545
Loans from related parties		71,279		45,980
Current portion of long-term debt		233,160		222,260
Total Current Liabilities		5,616,708		5,592,613

Long-term debt		394,210		452,500
Lease liabilities		266,781		-
Accrued benefit pension liability		1,220,105		1,180,730
Total Liabilities		7,497,804		7,225,843

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 22,927,992 shares issued and outstanding as of March 31, 2019 and December 31, 2018		26,198		26,198
Additional paid-in capital		7,229,972		7,221,875
Accumulated other comprehensive loss		(219,160)		(215,614)
Accumulated deficit		(11,522,789)		(11,631,198)
Total Stockholders’ Deficit		(4,485,779)		(4,598,739)
Total Liabilities and Stockholders’ Deficit	￦	3,012,025	￦	2,627,104

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended
	March 31, 2019		March 31, 2018
	(Unaudited)		(Unaudited)
Revenue
Product	￦	558,665	￦ 249,001
Service		721,666	1,060,482
Total revenue		1,280,331	1,309,483
Cost of revenue
Product		251,520	182,387
Service		481,944	672,628
Total cost of revenue		733,464	855,015
Gross margin		546,867	454,468

Selling, general and administrative expenses		324,334	394,281
Research and development		71,860	29,810
Income from operations		150,673	30,377

Other expense:
Interest expense, net		(39,698)	(39,817)
Other expense, net		(4,187)	(4,040)
Total other expense		(43,885)	(43,857)

Income (Loss) before provision for income taxes		106,788	(13,480)

Income tax benefit		(1,621)	(2,930)

Net income (loss)	￦	108,409	(10,550)

Basic net income (loss) per share	￦	4.73	(0.48)
Diluted net income (loss) per share		3.92	(0.48)
Basic weighted average shares outstanding		22,927,992	22,119,095
Diluted weighted average shares outstanding		27,680,416	22,119,095

Net income (loss)	￦	108,409	(10,550)
Other comprehensive income (loss):
Foreign exchange translation gain (loss)		(7,855)	1,783
Remeasurement of pension liabilities		4,309	10,388
Other comprehensive income (loss), net of tax:		(3,546)	12,171
Comprehensive income	￦	104,863	1,621

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Three Months Ended
	March 31, 2019		March 31, 2018
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	￦	108,409	￦	(10,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		29,001		29,256
Pension plan expenses		55,668		54,229
Deferred income taxes		(1,621)		(2,930)
Foreign currency loss		1,568		(1,534)
Changes in operating assets and liabilities:
Accounts receivable		(34,939)		(5,154)
Inventories		(54,718)		(31,896)
Other current assets		6,582		(1,758)
Deposits		-		20,300
Accounts payable		(192,144)		(381,746)
Nontrade payables		209,477		34,506
Other current liabilities		18,695		13,434
Pension benefits payments		(8,926)		(22,081)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		137,052		(305,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans to related parties		-		163,962
Purchase of short-term financial instruments		(9,000)		-
Proceeds from disposals of short-term financial instruments		-		281,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(9,000)		445,965
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		-		557,336
Drawdown of short-term borrowings		-		12,669
Repayment of short-term borrowings		(35,455)		(309,736)
Repayment of current portion of long-term debt		(47,390)		(30,000)
Increase in loans from related parties		200,100		111,826
Repayment of loans from related parties		(189,047)		(4,607)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(71,792)		337,488
Effect of exchange rate on cash and cash equivalents		(1,195)		(11,034)
NET INCREASE IN CASH AND CASH EQUIVALENTS		55,065		466,494
CASH AND CASH EQUIVALENTS- beginning of year		126,406		109,316
CASH AND CASH EQUIVALENTS- end of year	￦	181,471		575,810
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	39,723	￦	40
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of right-of-use assets and lease liabilities	￦	107,387	￦	-
Increase in loans from related parties due to payment of general expenses by related parties	￦	14,246	￦	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019 and 2018

(In thousands of Korean Won, except share amounts)

(Unaudited)

	Common Stock					Accumulated Other			Total
	$0.001 Par Value			Additional		Comprehensive	Accumulated		Stockholders’
	Shares	Amount		Paid-in Capital		Loss	Deficit		Deficit
Balance, December 31, 2017	22,061,317		25,265		6,577,829	(56,593)		(10,492,538)	(3,946,037)
Private placement	866,675		933		558,997				559,930
Foreign exchange translation gain						1,783			1,783
Remeasurement of pension liabilities						10,389			10,389
Net loss								(10,551)	(10,551)
Balance, March 31, 2018	22,927,992	￦	26,198	￦	7,136,826	￦ (44,421)	￦	(10,503,089)	￦ (3,384,486)

Balance, December 31, 2018	22,927,992	￦	26,198	￦	7,221,875	￦ (215,614)	￦	(11,631,198)	￦ (4,598,739)
Foreign exchange translation gain					8,097	(7,855)			242
Remeasurement of pension liabilities						4,309			4,309
Net loss								108,409	108,409
Balance, March 31, 2019	22,927,992		26,198		7,229,972	(219,160)		(11,522,789)	(4,485,779)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

As of March 31, 2019, the Company had cash of ￦181,471 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

During the three months ended March 31, 2019 and the year ended December 31, 2018, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at March 31, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K filed on April 15, 2019.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2019.

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

The following table shows the calculation of diluted shares using the treasury stock method:

	March 31, 2019	March 31, 2018
Shares used in computation of basic income per shares	22,927,992	-
Total dilutive effect of stock options	4,991,642	-
Shares used in computation of diluted income per share	27,919,634	-

The diluted share base excludes the following incremental shares due to their antidilutive effect:

	March 31, 2019	March 31, 2018
Common stock warrants	-	12,916,688
Potential dilutive shares	-	12,916,688

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

These ASUs are effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. On January 1, 2019, the Company adopted these ASUs, using modified retrospective transition approach.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The adopted the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

On adoption, the Company recognized additional operating liabilities of $￦107,387 thousand, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	March 31, 2019		December 31, 2018
Finished goods	￦	861	￦	-
Raw materials		61,073		7,217
		61,934		7,217
Less: Inventory reserve		-		-
Total, net	￦	61,934	￦	7,217

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	March 31, 2019		December 31, 2018
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,112
Total, at cost		553,613		553,612
Less: Accumulated depreciation		(513,239)		(509,388)
		40,374		44,224

Right-of-use lease assets - operating		450,933		-
Less: Accumulated depreciation		(184,152)		-
Right-of-use lease assets - operating, net		266,781		-
Total, net	￦	307,155	￦	44,224

Depreciation expense amounted to ￦3,851 thousand and ￦4,032 thousand for the periods ended March 31, 2019 and 2018, respectively.

Amortization expense on right-of-use lease assets amounted to ￦31,512 thousand and nil for the periods ended March 31, 2019 and 2018, respectively.

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

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	March 31, 2019						December 31, 2018
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(5,331)	￦	629	￦	5,960	￦	(5,260)	￦	700
Software		62,782		(62,782)		-		62,782		(62,782)		-
Customers relationship		500,000		(225,000)		275,000		500,000		(200,000)		300,000
Other		22,021		(20,645)		1,376		22,020		(20,565)		1,455
Total	￦	590,763	￦	(313,758)	￦	277,005	￦	590,762	￦	(288,607)	￦	302,155

Amortization expense for intangible assets was ￦25,149 thousand and ￦25,225 thousand for the periods ended March 31, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2019 (in thousands of Korean Won):

Year Ending December 31,
2019	￦	75,674
2020		100,794
2021		100,479
2022		58
Total	￦	277,005

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2019. The borrowings bear an interest at 6.09% and 4.70% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at October 2, 2018. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 2, 2018. The borrowings bear an interest at 6.13% and 5.05% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 2, 2018. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.79% and 4.27% per annum for 2018 and 2017. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 1, 2019 through which the maturity was extended one more year. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦900,000 thousand and ￦900,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦428,000 thousand and ￦428,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦195,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2018 and 2019. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦59,091 thousand and ￦94,545 thousand, respectively. The borrowings are guaranteed by Ung Gyu Kim, President.

As of March 31, 2019 and December 31, 2018, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	March 31, 2019		December 31, 2018
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President	￦	333,120	￦	374,760
Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President		194,250		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% per annum, guaranteed by Ung Gyu Kim, President		100,000		100,000

Total		627,370		674,760

Less: current portion		(233,160)		(222,260)
Total long-term debt less current portion	￦	394,210	￦	452,500

As of March 31, 2019 and December 31, 2018, the estimated fair value of the long-term debt, including the current portion, were ￦627,370 and ￦674,760, respectively.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending March 31,
2020	￦	174,870
2021		244,520
2022		141,480
2023		44,340
2024		22,160
Total	￦	627,370

As of March 31, 2019 and December 31, 2018, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

The components of benefit expense are as follows (in thousands of Korean Won):

	March 31, 2019		March 31, 2018

Service cost	￦	52,083	￦	51,436
Interest cost		3,585		2,793
Prior service cost		-		-
Total	￦	55,668	￦	54,229

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

Warrants

As of March 31, 2019, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

March 31, 2019

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 25, 2018 with the maturity of June 25, 2019. The borrowings bear an interest at 4.60 % per annum. At March 31, 2019 and December 31, 2018, the balance for the borrowings was ￦71,279 thousand and ￦45,980, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company entered into noncancelable operating leases for office facilities and vehicles. The leases do not include renewal options and, in the normal course of business, it is expected that these leases will be renewed. Rent expense under the operating leases totaled ￦47,921 thousand for the three month period ended March 31, 2019.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2019 (in thousands of Korean Won):

Year Ending March 31,
2020	￦	115,657
2021		92,590
2022		56,516
2023		15,895
Total	￦	280,658

	March 31, 2019
Lease cost:
Operating lease cost	￦	46,721
Short-term lease cost		1,200

Total lease cost	￦	47,921

Other information
Cash paid for amounts included in the measurement of lease liabilities	￦	47,921
Operating cash flows from operating leases	￦	47,921
Weighted-average remaining lease term - operating leases		2.8 years
Weighted-average discount rate - operating leases		5.74%

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of March 31, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of March 31, 2019.

NOTE 13 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with three and three of the Company’s customers in March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, G2 ICT Co., Ltd., Shinwoo E&D Co., Ltd. and Hanjin Heavy Industries & Construction Co., Ltd represented 20%, 17%, 15%, 12% and 10% of accounts receivable outstanding.

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

During the three month period ended March 31, 2019, Naval Logistics Command represented 56% of the Company’s net sales.

During the three month period ended March 31, 2018, Naval Logistics Command and National Information Society Agency represented 37% and 17% of the Company’s net sales.

NOTE 14 — REVENUE CLASSES

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

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		For the Three months Ended
		March 31, 2019		March 31, 2018
Products	e-Navigation	￦	321,898	￦	173,092
	Smart Ship		236,767		75,909

Projects	e-Navigation		721,665		931,992
	Smart Ship		-		128,489
Total		￦	1,280,331	￦	1,309,482

NOTE 15 — SUBSEQUENT EVENTS

On April 17, 2019, the Company issued 231,133 shares of warrants to purchase up to an aggregate of 231,133 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, April 17, 2022, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2018, and accompanying notes, in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on April 15, 2019.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes except to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s 2018 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Line Item	3/31/2019 (unaudited)		3/31/2018 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	1,280,331	￦	1,309,483	￦	(29,152)	(2)%
Operating expense	￦	733,464	￦	855,015	￦	(121,551)	(14)%
Net income (loss)	￦	108,409	￦	(10,550)	￦	118,959	-%

Revenue. Total revenue for the three months ended March 31, 2019 and 2018 was ￦1,280,331 thousand and ￦1,309,483 thousand, respectively. The decrease of ￦29,152 thousand, or 2%, was primarily due to e-navigation sales revenue carried over to the second quarter.

Cost of Revenue. Total cost of revenue for the three months ended March 31, 2019 and 2018 was ￦733,464 thousand and ￦855,015 thousand, respectively. The decrease of ￦121,551, or 14%, was due to the decrease in outsourcing costs partially offset by the increase in government subsidy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 was ￦324,334 thousand and ￦394,281, respectively. The decrease of ￦69,947 thousand, or 18%, was primarily due to the expense saving efforts, including the reduction of rent and service fees, resulting in the decrease in general and administrative expense.

Research and Development. Research and development expenses for the three months ended March 31, 2019 and 2018 was ￦71,860 thousand and ￦29,810, respectively. The increase of ￦42,050 thousand, or 141%, was primarily due to the increase in the research and development activities on smart ship technology enhancement.

Income from Operations. Income from operations for the three months ended March 31, 2019 and 2018 was ￦150,673 thousand and ￦30,377 thousand, respectively. The increase of ￦120,296 thousand, or 396%, was mainly due to the improvement of gross margin and decrease in selling, general and administrative expenses.

Other Expense. Other expense for the three months ended March 31, 2019 and 2018 was ￦43,885 thousand and ￦43,857 thousand, respectively. The increase of ￦28, or 0.1%, was primarily due to the increase in other miscellaneous loss.

Net Income (Loss). Net income (loss) for the three months ended March 31, 2019 and 2018 was ￦108,409 thousand and ￦(10,550) thousand, respectively. The increase of ￦118,959 thousand, was due to the improvement of operating income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2019, the Company had ￦181,471 thousand of cash on hand. For the three months ended March 31, 2018, the Company reported income from operations of ￦150,673 thousand and net cash provided by operating activities of ￦122,807 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2019, management has been continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of May 15, 2019. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash provided by operating activities for the three months ended March 31, 2019 was ￦137,052 thousand, which was due to the net income of ￦108,409 thousand, the increase in operating liabilities of ￦36,028 thousand and noncash items of ￦84,616 thousand adjusted to the net income offset by the increase in operating assets of ￦83,075, and payments of pension benefits of ￦8,926.

Investing Cash Flows. Net cash used in investing activities for the three months ended March 31, 2019 was ￦9,000 thousand, which was due to the purchase of short-term financial instruments of ￦9,000 thousand

Financing Cash Flows. Net cash used in financing activities for the three months ended March 31, 2019 was ￦71,792 thousand, which was due the repayments of short-term borrowings of ￦35,455, repayments of current portion of long-term debt of ￦47,390 thousand and repayments of loans from related parties of ￦189,047 thousand offset by the increase in loans from related parties of ￦200,100 thousand.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of March 31, 2019, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095 thousand from Shinwoo in dispute as of March 31, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of March 31, 2019.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not have any unregistered sales of equity securities during the first quarter of 2019. Subsequently, on April 22, 2019, upon receiving the warrant exercise notice from a warrant holder, the Company issued an aggregate of 231,113 shares of its common stock to such warrant holder. The exercise price of such warrant is $0.08 per share of common stock.

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

EMARINE GLOBAL INC.

Date: May 20, 2019	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

