Form 10-Q
period 2019-06-30
EMARINE GLOBAL INC.
filed 2019-08-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2019

Commission File Number: 000-49933

EMARINE GLOBAL INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4886472
(State of organization)	(I.R.S. Employer Identification No.)

4th Floor, 15-14, Samsan-ro 308beon-gil, Nam-gu, Ulsan, 44715 Republic of Korea

(Address of principal executive offices)

+82-70-7204-9352

Registrant’s telephone number, including area code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, the registrant had 23,159,105 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	June 30		December 31
	2019		2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	84,339	￦	126,406
Short-term financial instruments		36,000		18,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227 as of June 30, 2019 and December 31, 2018		536,116		546,671
Inventories		143,295		7,217
Other current assets		25,648		48,608
Total Current Assets		825,398		746,902

Property and equipment, net		268,839		44,224
Goodwill		1,430,625		1,430,625
Intangible assets, net		251,802		302,155
Deposits		103,199		103,199
Total Assets	￦	2,879,863	￦	2,627,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,229,688	￦	1,393,676
Nontrade payables		1,638,130		1,307,079
Other current liabilities		241,219		238,073
Short-term borrowings		2,314,636		2,385,545
Loans from related parties		52,240		45,980
Current portion of long-term debt		256,980		222,260
Total Current Liabilities		5,732,893		5,592,613

Long-term debt		353,740		452,500
Lease liabilities		232,249		-
Accrued benefit pension liability		1,317,152		1,180,730
Total Liabilities		7,636,034		7,225,843

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 23,159,105 and 22,927,992 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively		26,460		26,198
Additional paid-in capital		7,618,923		7,221,876
Accumulated other comprehensive loss		(257,957)		(215,614)
Accumulated deficit		(12,143,597)		(11,631,198)
Total Stockholders’ Deficit		(4,756,171)		(4,598,738)
Total Liabilities and Stockholders’ Deficit	￦	2,879,863	￦	2,627,105

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

		Three Months Ended				Six Months Ended
		June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue
Product	￦	565,323	￦	769,432	￦	1,123,988	￦	1,018,433
Service		101,598		279,770		823,264		1,340,252
Total revenue		666,921		1,049,202		1,947,252		2,358,685
Cost of revenue
Product		302,352		493,431		553,872		675,818
Service		92,579		197,542		574,523		870,170
Total cost of revenue		394,931		690,973		1,128,395		1,545,988
Gross margin		271,990		358,229		818,857		812,697

Selling, general and administrative expenses		721,587		741,295		1,045,921		978,849
Research and development		105,184		29,810		177,044		216,334
Loss from operations		(554,781)		(412,876)		(404,108)		(382,486)

Other expense:
Interest expense, net		(44,103)		(39,089)		(83,801)		(78,905)
Other income (expense), net		(8,645)		11,286		(12,831)		7,241
Total other expense		(52,748)		(27,803)		(96,632)		(71,664)

Loss before provision for income taxes		(607,529)		(440,679)		(500,740)		(454,150)

Income tax		13,279		5,126		11,659		2,196

Net loss	￦	(620,808)	￦	(445,805)	￦	(512,399)		(456,346)

Net loss per share	￦	(27)	￦	(19)	￦	(22)		(20)
Weighted average shares outstanding		23,105,771		22,927,992		23,017,373		22,525,778

Net loss	￦	(620,808)	￦	(445,805)	￦	(512,399)		(456,346)
Other comprehensive loss:
Foreign exchange translation loss		(3,487)		(13,135)		(11,341)		(14,919)
Remeasurement of pension liabilities		(35,311)		(18,174)		(31,002)		(7,786)
Other comprehensive loss, net of tax:		(38,798)		(31,309)		(42,343)		(22,705)
Comprehensive loss	￦	(659,606)	￦	(477,114)	￦	(554,742)		(479,051)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Six Months Ended
	June 30, 2019		June 30, 2018
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(512,399)	￦	(456,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		116,634		58,332
Pension plan expenses		110,754		108,458
Deferred income taxes		11,659		2,196
Warrants issued for professional service		373,826		-
Foreign currency loss		5,199		9,659
Changes in operating assets and liabilities:
Accounts receivable		10,555		(284,561)
Inventories		(136,078)		(81,222)
Other current assets		22,960		(10,645)
Deposits		-		20,300
Accounts payable		(169,187)		73,793
Nontrade payables		386,644		122,100
Other current liabilities		3,146		14,184
Pension benefits payments		(27,327)		(30,895)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		196,386		(454,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans to related parties		-		(2,710)
Decrease in loans to related parties		-		165,166
Purchase of short-term financial instruments		(18,000)		-
Proceeds from disposals of short-term financial instruments		-		262,000
NET CASH PROVIDED BY INVESTING ACTIVITIES		(18,000)		424,456
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		-		557,336
Warrants exercised		20,944		-
Drawdown of short-term borrowings		-		122,113
Repayment of short-term borrowings		(70,909)		(518,508)
Repayment of current portion of long-term debt		(64,040)		(101,960)
Payment of lease liabilities		(58,647)		-
Increase in loans from related parties		308,800		181,016
Repayment of loans from related parties		(358,133)		(142,262)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(221,985)		97,735
Effect of exchange rate on cash and cash equivalents		1,532		(10,632)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(42,067)		56,912
CASH AND CASH EQUIVALENTS- beginning of year		126,406		109,316
CASH AND CASH EQUIVALENTS- end of year	￦	84,339	￦	166,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	79,841	￦	78,652
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right-of-use assets and lease liabilities	￦	107,387	￦	-
Increase in loans from related parties due to payment of general expenses by related parties	￦	55,594	￦	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019 and 2018

(In thousands of Korean Won, except share amounts)

(Unaudited)

	Common Stock			Additional		Accumulated Other				Total
	$0.001 Par Value			Paid-in		Comprehensive		Accumulated		Stockholders’
	Shares	Amount		Capital		Loss		Deficit		Deficit
Balance, December 31, 2017	22,061,317	￦	25,265	￦	6,577,829	￦	(56,593)	￦	(10,492,538)	￦	(3,946,037)
Private placement	866,675		933		558,997		14,597				574,527
Foreign exchange translation gain							(14,919)				(14,919)
Remeasurement of pension liabilities							(7,785)				(7,785)
Net loss									(456,346)		(456,346)
Balance, June 30, 2018	22,927,992	￦	26,198	￦	7,136,826	￦	(64,700)	￦	(10,948,884)	￦	(3,850,560)

Balance, December 31, 2018	22,927,992	￦	26,198	￦	7,221,876	￦	(215,614)	￦	(11,631,198)	￦	(4,598,738)
Warrants issued for professional service					373,826						373,826
Warrants exercised	231,113		262		20,683						20,945
Foreign exchange translation gain					2,538		(11,341)				(8,803)
Remeasurement of pension liabilities							(31,002)				(31,002)
Net loss									(512,399)		(512,399)
Balance, June 30, 2019	23,159,105	￦	26,460	￦	7,618,923	￦	(257,957)	￦	(12,143,597)	￦	(4,756,171)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

As of June 30, 2019, the Company had cash of ￦84,339 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

During the six months ended June 30, 2019 and the year ended December 31, 2018, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

The results for the condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at June 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K filed on April 15, 2019.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2019.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

	June 30, 2019	June 30, 2018
Common stock warrants	12,916,688	12,916,688
Potential dilutive shares	12,916,688	12,916,688

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

On adoption, the Company recognized additional operating liabilities of $￦109,138 thousand, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	June 30, 2019		December 31, 2018
Finished goods	￦	-	￦	-
Raw materials		143,295		7,217
		143,295		7,217
Less: Inventory reserve		-		-
Total, net	￦	143,295	￦	7,217

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	June 30, 2019		December 31, 2018
Office equipment	￦	219,980	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,112
Total, at cost		553,613		553,612
Less: Accumulated depreciation		(517,023)		(509,388)
		36,590		44,224

Right-of-use lease assets - operating		438,885		-
Less: Accumulated depreciation		(206,636)		-
Right-of-use lease assets - operating, net		232,249		-
Total, net	￦	268,839	￦	44,224

Depreciation expense amounted to ￦7,635 thousand and ￦7,882 thousand for the periods ended June 30, 2019 and 2018, respectively.

Amortization expense on right-of-use lease assets amounted to ￦58,647 and nil for the periods ended June 30, 2019 and 2018, respectively.

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

NOTE 7 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2019. The borrowings bear an interest at 6.09% and 4.70% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at October 2, 2018. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 4, 2019. The borrowings bear an interest at 6.13% and 5.05% per annum for 2018 and 2017, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 2, 2018. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.79% and 4.27% per annum for 2018 and 2017. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 1, 2019 through which the maturity was extended through 2020. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦900,000 thousand and ￦900,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019. The borrowings bear an interest at 2.50 % per annum for 2018 and 2017. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦428,000 thousand and ￦428,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦195,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2017. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2018 and 2019. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦23,636 thousand and ￦94,545 thousand, respectively. The borrowings are guaranteed by Ung Gyu Kim, President and CEO.

As of June 30, 2019 and December 31, 2018, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	June 30, 2019		December 31, 2018
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President and CEO	￦	333,120	￦	374,760
Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% per annum, guaranteed by Ung Gyu Kim, President and CEO		177,600		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% per annum, guaranteed by Ung Gyu Kim, President and CEO		100,000		100,000

Total		610,720		674,760

Less: current portion		(256,980)		(222,260)
Total long-term debt less current portion	￦	353,740	￦	452,500

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As of June 30, 2019 and December 31, 2018, the estimated fair value of the long-term debt, including the current portion, were ￦610,720 and ￦674,760, respectively.

As of June 30, 2019 and December 31, 2018, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 8 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

The components of benefit expense are as follows (in thousands of Korean Won):

	June 30, 2019		June 30, 2018

Service cost	￦	103,665	￦	102,871
Interest cost		7,089		5,587
Prior service cost		-		-
Total	￦	110,754	￦	108,458

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized and Outstanding Capital Stock

The Company authorized 300,000,000 shares of common stock, par value $0.001, of which 23,159,105 are currently issued and outstanding. The Company also has 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There are currently no shares of preferred stock outstanding.

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

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Warrants

As of June 30, 2019, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.60 per share, subject to adjustments as set forth in the warrant. The Company also has outstanding warrants to purchase up to an aggregate of 1,100,000 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, July 25, 2017, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

On April 17, 2019, the Company issued 231,133 warrants to purchase up to an aggregate of 231,133 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, April 17, 2022, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 25, 2018 with the maturity of June 25, 2020. The borrowings bear an interest at 4.60 % per annum. At June 30, 2019 and December 31, 2018, the balance for the borrowings was ￦52,240 thousand and ￦45,980, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company entered into noncancelable operating leases for office facilities and vehicles. The leases do not include renewal options and, in the normal course of business, it is expected that these leases will be renewed. Rent expense under the operating leases totaled ￦67,906 thousand for the six month period ended June 30, 2019.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019 (in thousands of Korean Won):

Year Ending June 30,
2020	￦	100,897
2021		88,451
2022		47,363
2023		14,440
Total	￦	251,151

	June 30, 2019
Lease cost:
Operating lease cost	￦	65,506
Short-term lease cost		2,400

Total lease cost	￦	67,906

Other information
Cash paid for amounts included in the measurement of lease liabilities	￦	67,906
Operating cash flows from operating leases	￦	67,906
Weighted-average remaining lease term - operating leases		2.7 years
Weighted-average discount rate - operating leases		5.74%

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of June 30, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of June 30, 2019.

NOTE 12 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with four and four of the Company’s customers in June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, G2 ICT Co., Ltd., Hyundai Electric & Systems Co., Ltd., Shinwoo E&D Co., Ltd. and Hanjin Heavy Industries & Construction Co., Ltd. represented 45%, 17%, 15% and 12% of accounts receivable outstanding.

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

During the six month period ended June 30, 2019, Naval Logistics Command and Hyundai Global Service Co., Ltd. represented 41% and 10% of the Company’s net sales.

During the period ended June 30, 2018, Naval Logistics Command and Research Institute of Medium & small Shipbuilding represented 25% and 10% of the Company’s net sales.

NOTE 13 — REVENUE CLASSES

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

June 30, 2019

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

Disaggregation of Revenue

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		For the Six Months Ended
		June 30, 2019		June 30, 2018
Products	e-Navigation	￦	637,182	￦	953,243
	Smart Ship		486,806		65,190

Projects	e-Navigation		801,194		745,245
	Smart Ship		22,070		595,007
Total		￦	1,947,252	￦	2,358,685

NOTE 14 — SUBSEQUENT EVENTS

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

We are a Smart Ship solutions development partner of Hyundai Heavy Industries. We supply ISIG, Optimal Navigation System and Engine Status Monitoring System to Hyundai Heavy Industries and anticipate supplying subsequent Smart Ship products to Hyundai Heavy Industries and other shipbuilders in South Korea such as Hanjin Heavy Industries and Samsung Heavy Industries

Limited Operating History

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2018, and accompanying notes, in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations during the three months ended June 30, 2019 and 2018, respectively, and percentage increase or (decrease) from the current 3-month period to the prior 3-month period (in thousands of Korean Won):

Line Item	June 30, 2019 (unaudited)		June 30, 2018 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	666,921	￦	1,049,202	￦	(382,281)	(36)%
Operating expense	￦	1,287,729	￦	1,489,881	￦	(207,278)	(14)%
Net loss	￦	620,808	￦	445,805	￦	175,003	39%

Revenue. Total revenue for the three months ended June 30, 2019 and 2018 was ￦666,921 thousand and ￦1,049,202 thousand, respectively. The decrease of ￦382,281 thousand, or 36%, was primarily due to the delay of contracting the annual Navy ASWTT maintenance project.

Cost of Revenue. Total cost of revenue for the three months ended June 30, 2019 and 2018 was ￦394,931 thousand and ￦690,973 thousand, respectively. The decrease of ￦296,042 thousand, or 43%, was primarily due to the decreased cost of revenue on maintenance projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 was ￦721,587 thousand and ￦741,295 thousand, respectively. The decrease of ￦19,708 thousand, or 3%, was primarily due to the expense saving efforts, including the reduction of rent and service fees, resulting in the decrease in general and administrative expense.

Research and Development. Research and development expenses for the three months ended June 30, 2019 and 2018 was ￦105,184 thousand and ￦29,810, respectively. The increase of ￦75,374 thousand, or 253%, was primarily due to the increase in the research and development activities on smart ship technology enhancement.

Loss from Operations. Loss from operations for the three months ended June 30, 2019 and 2018 was ￦554,781 thousand and ￦412,876 thousand, respectively. The increase of ￦141,905 thousand, or 34%, was due to the combination of the decrease in gross margin and the increase in legal and professional fees.

Other Expense. Other expense for the three months ended June 30, 2019 and 2018 was ￦52,748 thousand and ￦27,803 thousand, respectively. The increase of ￦24,945 thousand, or 90%, was primarily due to the increase in interest expense.

Net Loss. Net loss for the three months ended June 30, 2019 and 2018 was ￦620,808 thousand and ￦445,805 thousand, respectively. The increase of ￦175,003 thousand, or 39%, was due to the combination of the decrease in gross margin and the increase in the research and development expenses.

Six Months Ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations during the six months ended June 30, 2019 and 2018, respectively, and percentage increase or (decrease) from the current 6-month period to the prior 6-month period (in thousands of Korean Won):

Line Item	June 30, 2019 (unaudited)		June 30, 2018 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	1,947,252	￦	2,358,685	￦	(411,433)	(17)%
Operating expense	￦	2,459,651	￦	2,815,031	￦	(355,380)	(13)%
Net loss	￦	512,399	￦	456,346	￦	56,053	12%

Revenue. Total revenue for the six months ended June 30, 2019 and 2018 was ￦1,947,252 thousand and ￦2,358,685 thousand, respectively. The decrease of ￦411,433 thousand, or 17%, was primarily due to the delay of contracting the annual Navy ASWTT maintenance project.

Cost of Revenue. Total cost of revenue for the six months ended June 30, 2019 and 2018 was ￦1,128,395 thousand and ￦1,545,988 thousand, respectively. The decrease of ￦417,593 thousand, or 27%, was primarily due to the decrease in outsourcing costs and the increase in government subsidy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 was ￦1,045,921 thousand and ￦978,849 thousand, respectively. The increase of ￦67,072 thousand, or 7%, was primarily due to the increase in legal and professional fees.

Research and Development. Research and development expenses for the six months ended June 30, 2019 and 2018 was ￦177,044 thousand and ￦216,334, respectively. The decrease of ￦39,290 thousand, or 18%, was primarily due to the decrease in the research and development activities on typhoon monitoring system algorithms.

Loss from Operations. Loss from operations for the six months ended June 30, 2019 and 2018 was ￦404,108 thousand and ￦382,486 thousand, respectively. The increase of ￦21,622 thousand, or 6%, was due to the combination of the decrease in revenue and the increase in the selling, general and administrative expenses.

Other Expense. Other expense for the six months ended June 30, 2019 and 2018 was ￦96,632 thousand and ￦71,664 thousand, respectively. The increase of ￦24,968 thousand, or 35%, was primarily due to the increase in interest expense.

Net Loss. Net loss for the six months ended June 30, 2019 and 2018 was ￦512,399 thousand and ￦456,346 thousand, respectively. The increase of ￦56,053 thousand, or 12%, was due to the combination of the decrease in revenue and the increase in the selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2019, the Company had ￦84,339 thousand of cash on hand as compared to ￦126,406 thousand as of December 31, 2018. For the six months ended June 30, 2019, the Company reported loss from operations of ￦404,108 thousand and net cash provided by operating activities of ￦196,386 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2019, management has been continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of August 14, 2019. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash provided by operating activities for the six months ended June 30, 2019 was ￦196,386 thousand, which was due to the net loss of ￦512,399 thousand, the increase in net operating assets of ￦102,563, and payments of pension benefits of ￦27,327 offset by the adjustment of noncash items of ￦618,072 thousand to the net loss and increase in operating liabilities of ￦220,603 thousand.

Investing Cash Flows. Net cash used in investing activities for the six months ended June 30, 2019 was ￦18,000 thousand, which was due to the purchase of short-term financial instruments of ￦18,000 thousand.

Financing Cash Flows. Net cash used in financing activities for the six months ended June 30, 2019 was ￦221,985 thousand, which was due the proceeds from warrants exercised of ￦20,944 thousand offset by the net decrease in short-term borrowings of ￦70,909, repayment of current portion of long-term debt of ￦64,040 thousand, payment of lease obligations of ￦58,647 thousand and net decrease in loans from related parties of ￦49,333 thousand.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2019, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Quarterly Report on Form 10-Q, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095 thousand from Shinwoo in dispute as of March 31, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of June 30, 2019.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On April 22, 2019, upon receiving the warrant exercise notice of a warrant holder, the Company issued an aggregate of 231,113 shares of its common stock to such warrant holder. The exercise price of such warrant is $0.08 per share of common stock.

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

EMARINE GLOBAL INC.

Date: August 14, 2019	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

