Form 10-Q
period 2019-09-30
EMARINE GLOBAL INC.
filed 2019-11-19
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2019, the registrant had 23,159,105 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

eMARINE Global Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	September 30		December 31
	2019		2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	213,009	￦	126,406
Short-term financial instruments		9,000		18,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227		749,775		546,671
Inventories		449,067		7,217
Other current assets		31,695		48,608
Total Current Assets		1,452,546		746,902

Property and equipment, net		261,941		44,224
Goodwill		1,430,625		1,430,625
Intangible assets, net		226,577		302,155
Deposits		104,051		103,199
Total Assets	￦	3,475,740	￦	2,627,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,117,175	￦	1,393,676
Nontrade payables		1,664,887		1,307,079
Other current liabilities		241,190		238,073
Short-term borrowings		2,205,000		2,385,545
Loans from related parties		24,000		45,980
Current portion of long-term debt		334,637		222,260
Total Current Liabilities		5,586,889		5,592,613

Long-term debt		429,571		452,500
Lease liabilities		227,046		-
Accrued benefit pension liability		1,344,851		1,180,730
Total Liabilities		7,588,357		7,225,843

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 23,159,105 and 22,927,992 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively		26,460		26,198
Additional paid-in capital		7,636,704		7,221,876
Accumulated other comprehensive loss		(268,314)		(215,614)
Accumulated deficit		(11,507,467)		(11,631,198)
Total Stockholders’ Deficit		(4,112,617)		(4,598,738)
Total Liabilities and Stockholders’ Deficit	￦	3,475,740	￦	2,627,105

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue
Product	￦	865,708	￦	379,398	￦	1,989,696	￦ 1,397,830
Service		782,261		674,341		1,605,525	2,014,593
Total revenue		1,647,969		1,053,739		3,595,221	3,412,423
Cost of revenue
Product		437,396		262,999		884,978	938,817
Service		303,487		614,721		784,300	1,484,891
Total cost of revenue		740,883		877,720		1,669,278	2,423,708
Gross margin		907,086		176,019		1,925,943	988,715

Selling, general and administrative expenses		187,595		384,803		1,433,516	1,365,043
Research and development		52,486		17,841		229,530	234,174
Income (Loss) from operations		667,005		(226,625)		262,897	(610,502)

Other expense:
Interest expense, net		(25,199)		(43,325)		(109,000)	(122,231)
Other income (expense), net		(6,348)		(1,043)		(19,179)	6,197
Total other expense		(31,547)		(44,368)		(128,179)	(116,034)

Income (Loss) before provision for income taxes		635,458		(270,993)		134,718	(726,536)

Income tax provision (benefit)		(672)		(295)		10,987	1,901

Net income (loss)	￦	636,130	￦	(270,698)	￦	123,731	(728,437)

Basic net income (loss) per share	￦	27.47	￦	(11.81)	￦	5.36	(32.14)
Diluted net income (loss) per share		22.55		(11.81)		4.29	(32.14)
Basic weighted average shares outstanding		23,159,105		22,927,992		23,065,136	22,661,323
Diluted weighted average shares outstanding		28,209,110		22,927,992		28,871,553	22,661,323

Net income (loss)	￦	636,130	￦	(270,698)	￦	123,731	(728,437)
Other comprehensive loss:
Foreign exchange translation gain (loss)		(12,143)		(9,622)		(23,485)	1,545
Remeasurement of pension liabilities		1,787		1,047		(29,215)	(7,786)
Other comprehensive loss, net of tax:		(10,356)		(8,575)		(52,700)	(6,241)
Comprehensive income (loss)	￦	625,774	￦	(279,273)	￦	71,031	(734,678)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	￦	123,731	￦	(728,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		178,787		87,407
Pension plan expenses		171,021		162,687
Deferred income taxes		20,724		1,901
Warrants issued for professional service		378,826		-
Foreign currency loss		-		6,825
Changes in operating assets and liabilities:
Accounts receivable		(203,104)		(58,749)
Inventories		(441,850)		(10,673)
Other current assets		16,913		(28,256)
Deposits		(852)		20,300
Accounts payable		(276,501)		(65,663)
Nontrade payables		413,401		408,627
Other current liabilities		3,117		4,319
Payment of lease liabilities		(91,790)		-
Pension benefits payments		(56,838)		(35,048)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		235,585		(234,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans to related parties		-		163,276
Purchase of short-term financial instruments		(9,000)		-
Proceeds from disposals of short-term financial instruments		18,000		269,000
Purchase of property and equipment		(2,091)		-
NET CASH PROVIDED BY INVESTING ACTIVITIES		6,909		432,276
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		-		557,336
Warrants exercised		20,945		-
Drawdown of short-term borrowings		-		168,738
Repayment of short-term borrowings		(180,545)		(471,075)
Repayment of current portion of long-term debt		(134,552)		(313,600)
Borrowings of long-term debt		224,000		100,000
Increase in loans from related parties		398,061		217,304
Repayment of loans from related parties		(475,634)		(180,223)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(147,725)		78,480
Effect of exchange rate on cash and cash equivalents		(8,166)		(10,632)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		86,603		265,364
CASH AND CASH EQUIVALENTS- beginning of year		126,406		109,316
CASH AND CASH EQUIVALENTS- end of year	￦	213,009	￦	374,680
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	223,408	￦	121,355
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right-of-use assets and lease liabilities	￦	318,835	￦	-
Increase in loans from related parties due to payment of general expenses by related parties	￦	55,593	￦	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2019 and 2018

(In thousands of Korean Won, except share amounts)

(Unaudited)

	Common Stock					Accumulated Other				Total
	$0.001 Par Value			Additional		Comprehensive		Accumulated		Stockholders’
	Shares	Amount		Paid-in Capital		Loss		Deficit		Deficit
Balance, December 31, 2017	22,061,317	￦	25,265	￦	6,577,829	￦	(56,593)	￦	(10,492,538)	￦	(3,946,037)
Private placement	866,675		933		558,997						559,930
Foreign exchange translation gain							1,545				1,545
Remeasurement of pension liabilities							(7,786)				(7,786)
Net loss									(728,434)		(728,434)
Balance, September 30, 2018	22,927,992	￦	26,198	￦	7,136,826	￦	(62,834)	￦	(11,220,972)	￦	(4,120,782)

Balance, December 31, 2018	22,927,992	￦	26,198	￦	7,221,876	￦	(215,614)	￦	(11,631,198)	￦	(4,598,738)
Warrants issued for professional service					373,826						373,826
Warrants exercised	231,113		262		20,683						20,945
Foreign exchange translation gain (loss)					20,319		(23,485)				(3,166)
Remeasurement of pension liabilities							(29,215)				(29,215)
Net income									123,731		123,731
Balance, September 30, 2019	23,159,105	￦	26,460	￦	7,636,704	￦	(268,314)	￦	(11,507,467)	￦	(4,112,617)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

As of September 30, 2019, the Company had cash of ￦213,009 thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

During the nine months ended September 30, 2019 and the year ended December 31, 2018, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at September 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K filed on April 15, 2019.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2019.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The following table shows the calculation of diluted shares using the treasury stock method:

	For the nine months ended
	September 30, 2019	September 30, 2018
Shares used in computation of basic income per shares	23,065,136	-
Total dilutive effect of stock options	5,806,417	-
Shares used in computation of diluted income per share	28,871,553	-

	For the three months ended
	September 30, 2019	September 30, 2018
Shares used in computation of basic income per shares	23,159,105	-
Total dilutive effect of stock options	5,050,005	-
Shares used in computation of diluted income per share	28,209,110	-

The diluted share base excludes the following incremental shares due to their antidilutive effect:

	For the nine months ended
	September 30, 2019	September 30, 2018
Common stock warrants	-	12,916,688
Potential dilutive shares	-	12,916,688

	For the three months ended
	September 30, 2019	September 30, 2018
Common stock warrants	-	12,916,688
Potential dilutive shares	-	12,916,688

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

September 30, 2019

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	September 30, 2019		December 31, 2018
Finished goods	￦	-	￦	-
Raw materials		449,067		7,217
		449,067		7,217
Less: Inventory reserve		-		-
Total, net	￦	449,067	￦	7,217

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	September 30, 2019		December 31, 2018
Office equipment	￦	222,071	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,112
Total, at cost		555,704		553,612
Less: Accumulated depreciation		(520,808)		(509,388)
		34,896		44,224

Right-of-use lease assets - operating		318,835		-
Less: Accumulated depreciation		(91,790)		-
Right-of-use lease assets - operating, net		227,045		-
Total, net	￦	261,941	￦	44,224

Depreciation expense amounted to ￦86,997 thousand and ￦87,407 thousand for the periods ended September 30, 2019 and 2018, respectively.

Amortization expense on right-of-use lease assets amounted to ￦91,790 and nil for the periods ended September 30, 2019 and 2018, respectively

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

NOTE 7 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2019. The borrowings bear an interest at 6.09% and 4.70% per annum for 2019 and 2018, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at October 2, 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 4, 2019. The borrowings bear an interest at 6.13% and 5.05% per annum for 2019 and 2018, respectively. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 2, 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦234,000 thousand and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2018. The borrowings bear an interest at 4.79% and 4.27% per annum for 2019 and 2018. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 1, 2019 through which the maturity was extended through May 29, 2020. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦900,000 thousand and ￦900,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended 1 year, which is July 18, 2019 and then extended another 1 year, which is July 18, 2020. The borrowings bear an interest at 2.50 % per annum for 2019 and 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦392,000 thousand and ￦428,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2019 and 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦195,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2019 and 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦250,000 thousand and ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2019 and 2018. At September 30, 2019 and December 31, 2018, the balance for the borrowings was nil and ￦94,545 thousand, respectively. The borrowings are guaranteed by Ung Gyu Kim, President.

As of September 30, 2019 and December 31, 2018, the estimated fair value of the short-term borrowings approximate their carrying values.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	September 30, 2019		December 31, 2018
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President	￦	285,480	￦	374,760

Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% and 2.65% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President		160,950		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% and 2.43% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President		100,000		100,000

Loan from National Federation of Fisheries Cooperatives (1) The Company borrowed ￦100,000 thousand from Suhyup Bank at August 19, 2019 with the original maturity of August 19, 2022. The borrowings bear an interest at 5.40 % per annum for 2019. At September 30, 2019 and, the balance for the borrowings was ￦97,222 thousand.		97,222		-

Loan from National Federation of Fisheries Cooperatives (1) The Company borrowed ￦124,000 thousand from Suhyup Bank at August 19, 2019 with the original maturity of August 19, 2022. The borrowings bear an interest at 4.40 % per annum for 2019. At September 30, 2019 and, the balance for the borrowings was ￦120,556 thousand		120,556		-

Total		764,208		674,760

Less: current portion		(334,637)		(222,260)
Total long-term debt less current portion	￦	429,571	￦	452,500

As of September 30, 2019 and December 31, 2018, the estimated fair value of the long-term debt, including the current portion, were ￦764,208 thousand and ￦674,760 thousand, respectively.

As of September 30, 2019 and December 31, 2018, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 8 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

The components of benefit expense are as follows (in thousands of Korean Won):

	September 30, 2019		September 30, 2018

Service cost	￦	160,335	￦	154,307
Interest cost		10,686		8,381
Prior service cost		-		-
Total	￦	171,021	￦	162,688

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized and Outstanding Capital Stock

The Company authorized 300,000,000 shares of common stock, par value $0.001, of which 23,159,105 shares are currently issued and outstanding. The Company also has 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There are currently no shares of preferred stock outstanding.

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

Warrants

As of September 30, 2019, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, comprising warrants to purchase 9,650,000 shares at an exercise price of $0.60 per share, 2,166,688 shares at an exercise price of $0.70 per share and 1,100,000 shares at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

On April 17, 2019, the Company issued 231,133 shares of warrants to purchase up to an aggregate of 231,133 shares of common stock, par value $0.001 per share, for a period of three years from the date of issuance, April 17, 2022, at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 25, 2018 with the maturity of June 25, 2020. The borrowings bear an interest at 4.60 % per annum. At September 30, 2019 and December 31, 2018, the balance for the borrowings was ￦24,000 thousand and ￦45,980 thousand, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company entered into noncancelable operating leases for office facilities and vehicles. The leases do not include renewal options and, in the normal course of business, it is expected that these leases will be renewed. Rent expense under the operating leases totaled ￦107,972 thousand and ￦87,876 thousand for the nine month periods ended September 30, 2019 and 2018, respectively.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019 (in thousands of Korean Won):

Year Ending September 30,
2020	￦	109,547
2021		86,913
2022		34,700
2023		9,025
Total	￦	240,185

	September 30, 2019
Lease cost:
Operating lease cost	￦	103,372
Short-term lease cost		4,600

Total lease cost	￦	107,972

Other information
Cash paid for amounts included in the measurement of lease liabilities	￦	107,972
Operating cash flows from operating leases	￦	107,972
Weighted-average remaining lease term - operating leases		2.5 years
Weighted-average discount rate - operating leases		5.73%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095 thousand from Shinwoo in dispute as of September 30, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of September 30, 2019.

NOTE 12 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with two and four of the Company’s customers at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, G2 ICT Co., Ltd.and Shinwoo E&D Co., Ltd. represented 46% and 11% of accounts receivable outstanding.

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

During the nine month period ended September 30, 2019, Naval Logistics Command represented 26% of the Company’s net sales.

During the nine month period ended September 30, 2018, Naval Logistics Command represented 31% of the Company’s net sales.

eMARINE Global Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Disaggregation of Revenue

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

		For the Nine Months Ended
		September 30, 2019		September 30, 2018
Products	e-Navigation	￦	1,383,784	￦	1,221,981
	Smart Ship		1,151,515		175,849

Projects	e-Navigation		783,276		1,074,767
	Smart Ship		276,646		939,826
Total		￦	3,595,221	￦	3,412,423

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

Recent Developments

On September 4, 2018, we won a renewal of our contract with the R.O.K. Navy to provide ECDIS maintenance services to navy ships through the end of February 2020. The total contract is valued at ￦1,569,000,000, payable as follows: (i) ￦328,000,000 in 2018; (ii) ￦996,229,950 in 2019; and (iii) ￦244,770,050 in 2020.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations during the three months ended September 30, 2019 and 2018, respectively, and percentage increase (decrease) from the prior 3-month period to the current 3-month period (in thousands of Korean Won):

Line Item	September 30, 2019 (unaudited)		September 30, 2018 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	1,647,969	￦	1,053,739	￦	594,230	56%
Operating expense	￦	1,011,839	￦	1,324,437	￦	(312,598)	(24)%
Net Income (Loss)	￦	636,130	￦	(270,698)	￦	906,828	335%

Revenue. Total revenue for the three months ended September 30, 2019 and 2018 was ￦1,647,969 thousand and ￦1,053,739 thousand, respectively. The increase of ￦594,230 thousand, or 56%, was primarily due to the increase in CARIS S/W merchandise sales.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2019 and 2018 was ￦740,883 thousand and ￦877,720 thousand, respectively. The decrease of ￦136,837 thousand, or 16%, was primarily due to the decrease in labor cost and change in sales mix (i.e. increase in high-margin merchandise sales).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 was ￦187,595 thousand and ￦384,803 thousand, respectively. The decrease of ￦197,208 thousand, or 51%, was primarily due to the expense saving efforts, including the reduction of headcount.

Research and Development. Research and development expenses for the three months ended September 30, 2019 and 2018 was ￦52,486 thousand and ￦17,841, respectively. The increase of ￦34,645 thousand, or 194%, was primarily due to the increase in the research and development activities on Vessel Traffic System projects.

Income (Loss) from Operations. Income (Loss) from operations for the three months ended September 30, 2019 and 2018 was ￦667,005 thousand and ￦(226,625) thousand, respectively. The increase of ￦893,630 thousand, or 394%, was due to the combination of the improvement of gross profit and decline in selling, general and administrative expenses offset by the growth of research and development expenses.

Other Expense. Other expense for the three months ended September 30, 2019 and 2018 was ￦31,547 thousand and ￦44,368 thousand, respectively. The decrease of ￦12,821 thousand, or 29%, was primarily due to the decrease in other miscellaneous expenditures.

Net Income (Loss). Net income (loss) for the three months ended September 30, 2019 and 2018 was ￦636,130 thousand and ￦(270,698) thousand, respectively. The increase of ￦906,828 thousand, or 335%, was due to the combination of the improvement of gross profit and decline in selling, general and administrative expenses and other expenses offset by the growth of research and development expenses.

Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations during the nine months ended September 30, 2019 and 2018, respectively, and percentage increase (decrease) from the prior 9-month period to the current 9-month period (in thousands of Korean Won):

Line Item	September 30, 2019 (unaudited)		September 30, 2018 (unaudited)		Increase (Decrease)		Percentage Increase (Decrease)
Revenue	￦	3,595,221	￦	3,412,423	￦	182,798	5%
Operating expense	￦	3,471,490	￦	4,140,860	￦	(669,370)	(16)%
Net Income (Loss)	￦	123,731	￦	(728,437)	￦	852,168	(117)%

Revenue. Total revenue for the nine months ended September 30, 2019 and 2018 was ￦3,595,221 thousand and ￦3,412,423 thousand, respectively. The increase of ￦182,798 thousand, or 5%, was primarily due to the increase in CARIS S/W merchandise sales offset by the decrease in service projects.

Cost of Revenue. Total cost of revenue for the nine months ended September 30, 2019 and 2018 was ￦1,669,278 thousand and ￦2,423,708 thousand, respectively. The decrease of ￦754,430 thousand, or 31%, was primarily due to the decrease in labor cost and change in sales mix (i.e. increase in high-margin merchandise sales).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 was ￦1,433,516 thousand and ￦1,365,043 thousand, respectively. The increase of ￦68,473 thousand, or 5%, was primarily due to the growth of legal and professional fees.

Research and Development. Research and development expenses for the nine months ended September 30, 2019 and 2018 was ￦229,530 thousand and ￦234,174, respectively. The decrease of ￦4,644 thousand, or 2%, was primarily due to the decrease in activities on typhoon monitoring system algorithms.

Income (Loss) from Operations. Income (loss) from operations for the nine months ended September 30, 2019 and 2018 was ￦262,897 thousand and ￦(610,502) thousand, respectively. The increase of ￦873,399 thousand, or 143%, was due to the combination of the improvement of gross profit and decline in research and development expenses offset by the growth of selling, general and administrative expenses.

Other Expense. Other expense for the nine months ended September 30, 2019 and 2018 was ￦128,179 thousand and ￦116,034 thousand, respectively. The increase of ￦12,145 thousand, or 10%, was primarily due to the increase in interest expense.

Net Income (Loss). Net income (loss) for the nine months ended September 30, 2019 and 2018 was ￦123,731 thousand and ￦(728,437) thousand, respectively. The increase of ￦852,168 thousand, or 117%, was due to the combination of the combination of the improvement of gross profit and decline in research and development expenses and other expenses offset by the growth of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2019, the Company had ￦213,009 thousand of cash on hand as compared to ￦126,406 thousand as of December 31, 2018. For the nine months ended September 30, 2019, the Company reported income from operations of ￦262,897 thousand and net cash provided by operating activities of ￦235,585 thousand. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2019, management has been continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of November 19, 2019. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

Operating Cash Flows. Net cash provided by operating activities for the nine months ended September 30, 2019 was ￦235,585 thousand, which was due to the net income of ￦123,731 thousand, adjustments of noncash items of ￦749,358 thousand to the net income and increase in operating liabilities of ￦140,017 thousand offset by the increase in net operating assets of ￦628,893 thousand and payments of pension benefits of ￦56,838 thousand and lease liabilities of ￦91,790 thousand, respectively.

Investing Cash Flows. Net cash provided by investing activities for the nine months ended September 30, 2019 was ￦6,909 thousand, which was due to the proceeds from disposal of short-term financial instruments of ￦18,000 offset by the purchase of short-term financial instruments of ￦9,000 thousand and property and equipment of ￦2,091 thousand, respectively.

Financing Cash Flows. Net cash used in financing activities for the nine months ended September 30, 2019 was ￦147,725 thousand, which was due the proceeds from warrants exercised of ￦20,945 thousand, the increase in long-term debt of ￦224,000 and the increase in loans from related parties of ￦398,061 offset by the decrease in short-term borrowings of ￦180,545 thousand, repayment of current portion of long-term debt of ￦134,552 thousand, and the decrease in loans from related parties of ￦475,634 thousand.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at September 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K filed on April 18, 2019.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of September 30, 2019, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Quarterly Report on Form 10-Q, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095 thousand from Shinwoo in dispute as of March 31, 2019. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company believes it is probable that it will not suffer from an adverse outcome related to the case. The Company has not recorded any reserve related to this dispute as of September 30, 2019.

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

EMARINE GLOBAL INC.

Date: November 19, 2019	By:	/s/ Ung Gyu Kim
Ung Gyu Kim
Chief Executive Officer

