Form 10-K
period 2019-12-31
EMARINE GLOBAL INC.
filed 2020-05-14
CIK 1178377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was $71,187,567 based on the closing price of $5.5 as of that date.

As of May 14, 2020, there are 23,159,105 shares of the common stock outstanding.

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

Industry Overview and Market Opportunity

Global Maritime Industry and Market

The global maritime industry and related markets suffered as a result of a decrease in demand for global shipping and a decrease in investment, which in turn has resulted in a reduction of the number of newly-built ships. This regression lasted until early 2017, which was the lowest point of the industry’s economic cycle. As a result, the Company’s largest customer, Hyundai Heavy Industries, decreased its shipbuilding production and therefore resulted in a decrease of the Company’s Ship Solutions output for Hyundai’s new ships. Further, as a result of this regression in the industry, many market participants concentrated on maintaining old ships with existing navigation solutions, causing a decrease in new navigation solutions during that time period. The global maritime economy has gained steam while international oil price is in a steady state. Shipbuilder’s order intakes are likely to see upturn consistently. According to industry experts, global shipbuilding market condition is expected to show expediential curve by representing significant improvements after getting better slowly over the next two-three years. From the analysis of Korea Institute for Industrial Economics & Trade, the shipping market condition is to show a rebound after hitting rock bottom last 2017. The shipbuilding industry’s situation has improved, showing a significant upturn since then.

Korean Shipbuilding Industry

In 2017, many Korean shipbuilders surpassed their annual projections, indicating a recovery from the severe order drought of 2016. According to Clarkson Research, in 2017 new-buildings of a combined 6.45m cgt were reported to have been contracted at Korean yards, representing an increase of 199% compared to the prior year. This growth rate is higher than that of China and Japan. Korean shipbuilders have led global tanker newbuilding market. According to industry statistics and ASIASIS’s survey, HHI obtained orders for 150 units of merchant vessels worth around $10 billion in 2017. Korean ‘Big 3’ shipbuilders, HHI, Daewoo and Samsung, have set their 2018 order goals higher than 2017’s, indicating positive growth in the order sales market going forward. As the Korean shipbuilding industry recovers and expands its technological innovation aimed at autonomous/unmanned ships in 2020, we anticipate an increased demand for our navigation and Smart Ship solutions from Korean shipbuilders. We also expect to continue supplying HHI ISIG and our Collision Avoidance Systems and Optimal Voyage Systems.

Market Opportunity

Beginning in July of 2018, the IMO will mandate every ship to be equipped with ECDIS. The IMO will initiate its Strategic Implementation Plan for e-Navigation in 2019. The plan will require that all navigation equipment be globally standardized, digitalized and inter-connected. The IMO’s goal is to increase safety of navigation in commercial shipping through better organization of data on ships by 2020. We believe that the IMO’s plan will consequently increase demand for smart ships. Out of 3,500 new ships already planned HHI over the next three years, approximately 700 ships will be equipped with the Total Smart Ship Solution Package. HHI’s Total Smart Ship Package consists of various Smart Ship Solutions that we develop, such as our Navigation Information Management System, our Engine Information System, and our Energy Management System.

Manufacturing

We manufacture our products and solutions at our Research and Development Center in Busan. We develop our own software, as well as incorporate our software into customized hardware. These hardware products are assembled either in our factory or at a location requested by our customers. Our manufacturing processes are in accordance with IDO 9001:2008, which is discussed below under the heading “Government Approvals.” These manufactured products are also compliant with international standards for function and performance, such as those set forth by the International Electrotechnical Commission.

Competition

ECIDIS & Navigation Systems

We lead the military and security market in South Korea. Our major competitors are Japan Radio Co., Ltd. and Furuno Electric Co., Ltd., who each hold 30% of South Korean commercial market share respectively. The majority of the commercial market is made up of European and Japanese navigation and communication products. With its ECDIS technology, we plan to develop a new solution: eMarine Integrated Communication System (“e-ICS”). We allocated $1,060,000 for the system’s development and introduced it during the second quarter of 2018. In 2019, we integrated e-CIS with our Smart Ship technology to produce Integrated Navigation System (“INS”) In developing e-ICS, its protocols and interface specifications will be provided by Hyundai in cooperation with communication equipment’s suppliers.

Smart Ship Solutions

We provide ISIG, which undergirds our Smart Ship Solutions. We have provided 315 ISIGs to HHI since 2012. The Company has developed various Smart Ship solutions with HHI for HHI’s newly built ships. Beginning in 2018, HHI began implementing the jointly developed Smart Ship Solutions to most of their new ships. In 2019, more than 120 HHI’s ships are equipped with our Smart Ship solutions. We derive approximately 15-20% of our revenue from our partnership with HHI.

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

2.	The Company’s Capital for Research & Development (in USD)

Year	R&D Capital
2015	$430,000
2016	$575,000
2017	$387,903
2018	$374,944
2019	$164,743

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

Employees

As of May [*], 2020, we have 40 full-time employees as follows: (i) 5 management employees; (ii) 4 human resources and accounting employees; (iii) 7 sales employees; (iv) 6 service employees; and (v) 18 research and development employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

We believe our future success will depend upon the continued service of our key management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. We consider our relationship with our employees to be good.

Our Corporate Information

Our principal executive offices are located at 4th Floor, 273-30, Gaejwa-Ro, Geumjeong-Gu, Busan, South Korea. Our sales office is located at 2nd Floor, Achasan-ro 78-44, Gwangjin-gu, Seoul, Republic of Korea. Our telephone number is +82-70-7204-9313. Our website address is http://emarine-global.com. Information contained on our website is not incorporated into this Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

We are currently in default under certain of our borrowings. As of December 31, 2019, we are currently in default of an aggregate of ￦335,000 thousand in borrowings from two lenders. The borrowings are unsecured and bear an interest of 6.00% per annum. We are currently in negotiations with both lenders to extend the maturity date for each of the borrowings to reduce the risk of further defaults in the near term. However, there can be no assurance that we will be successful in renegotiating these extensions or that we will be able to secure additional funding to repay these borrowings. If we are unable to renegotiate these extensions or secure additional funding to repay these borrowings, this may adversely affect our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices are located at 4th Floor, 273-30, Gaejwa-Ro, Geumjeong-Gu, Busan, South Korea, where we lease approximately 3,500 square feet of space. We operate our Maritime Shipbuilding & ICT Research and Development Center at our headquarters, where a majority of our employees work, including our finance, administrative, engineering, and information technology staff. Our security deposit is KRW 10,000,000 (approximately $9,000 USD) and our monthly rental payments for this location are KRW3,300,000 (approximately $2,900 USD). The lease expires on August 31, 2020.

We also lease approximately 820 square feet of office space in Seoul, located at 2nd Floor, Achasan-ro 78-44, Gwangjin-gu, Seoul, Republic of Korea, where our sales employees are located. Our security deposit is KRW 15,000,000 (approximately $12,000 USD) and our monthly rental payments for this location are KRW 1,100,000 (approximately $950 USD). The lease expires on September 30, 2020.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be involved in litigation incidental to the conduct of our business. In the ordinary course of business, we may be a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

On January 18, 2018, the Company commenced a lawsuit in the district court in the Republic of Korea against a customer, Shinwoo E&D., Ltd. (“Shinwoo”), to recover an unpaid balance of ￦ 84,095,000 which was due during fiscal year 2017. The district court ruled in favor of the Company. On February 1, 2018, Shinwoo filed an appeal against the district court’s decision. The Company has not recorded any reserve related to this dispute as of December 31, 2019.

Other than the legal proceedings disclosed above, as of December 31, 2019, we are not aware of other legal proceedings, government actions, administrative actions, investigations or claims pending against the Company or involving the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2018	First Quarter	$4.00	$0.40
	Second Quarter	$2.10	$0.75
	Third Quarter	$2.00	$0.35
	Fourth Quarter	$0.57	$0.17
2018	First Quarter	$30.00	$13.00
	Second Quarter	$13.00	$5.50
	Third Quarter	$6.50	$0.90
	Fourth Quarter	$0.90	$0.40

Our transfer agent is Corporate Stock Transfer.

Holders

As of May [*], 2020, the number of holders of record of shares of our common stock is 93. This number does not include stockholders for whom shares were held in nominee or “street” name.

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

RESULTS OF OPERATIONS FOR EMARINE GLOBAL INC.

Twelve Months Ended December 31, 2019 and 2018

Revenues, Expenses and Loss from Operations

Our revenues, expenses and net loss for the years ended December 31, 2019 and 2018 are as follows: (in thousand won)

	Year Ended December 31, 2019		Year Ended December 31, 2018
Revenue	￦	5,848,443	4,589,203
Cost of Revenue	￦	3,600,606	3,069,644
Gross Margin	￦	2,247,837	1,519,559

Revenue.  Total revenue for the years ended December 31, 2019 and 2018 was ￦5,848,443 thousand and ￦4,589,203 thousand, respectively. The increase of ￦1,259,240 thousand, or 27%, was primarily due to the increased in CARIS merchandise sales and new contract in Vessel Traffic System business field.

Cost of Revenue . Total cost of revenue for the years ended December 31, 2019 and 2018 was ￦3,600,606 thousand and ￦3,069,644 thousand, respectively. The increase of ￦530,962 thousand, or 17%, was due to the increase in revenue and new contracts in new business field.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were ￦2,204,582 thousand and ￦2,108,221 thousand, respectively. The increase of ￦96,631 thousand or 5%, was primarily due to increase in legal and professional fees and running royalty for Smart Station project.

Research and Development.  Research and development expenses for the years ended December 31, 2019 and 2018 were ￦164,743 thousand and ￦374,944 thousand, respectively. The decrease of ￦210,201 thousand or 56%, was primarily due to the increase in research projects sponsored by government subsidy.

Loss from Operations.  Loss from operations for the years ended December 31, 2019 and 2018 was ￦121,488 thousand and ￦963,606 thousand, respectively. The decrease of ￦842,118 thousand, or 87%, was due to the combination of the increase in gross profit and decrease in research and development cost offset by the increase in general and administrative costs as previously described.

Other Expense.  Other expense for the years ended December 31, 2019 and 2018 was ￦171,104 thousand and ￦158,204 thousand, respectively. The increase of ￦12,900 thousand, or 8%, was primarily due to the increase in interest expense.

Net Loss. Net loss for the years ended December 31, 2019 and 2018 was ￦300,379 thousand and ￦1,138,660 thousand, respectively. The decrease of ￦838,281 thousand, or 74%, was primarily due to the combination of the improvement in loss from operations offset by the increase in other expense.

LIQUIDITY AND CAPITAL RESOURCES FOR EMARINE GLOBAL INC.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2019, we had ￦592,327 thousand of cash and cash equivalents. For the year ended December 30, 2019, we reported loss from operations of ￦121,488 thousand and net cash provided by operating activities of ￦886,646 thousand. We continue to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about our ability to continue as a going concern.

During 2019, management addressed going concern remediation by conducting a private placement offering to fund operations, and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the Company’s risk of going concern uncertainties beyond the next twelve months as of May 14, 2020. There is no certainty that we will be able to arrange sufficient funding to continue its operations.

Cash Requirements

As noted, we anticipate that our cash requirements will increase substantially as we seek to expand our operations geographically in order to generate greater revenue.

Operations

Operating Cash Flows. Net cash provided by operating activities for the year ended December 31, 2019 was ￦886,646 thousand, which was due to the net loss of ￦300,379 thousand, pension benefits payments of ￦153,364 and payment of lease liabilities of ￦116,039 thousand offset by the increase in net operating liabilities of ￦630,855 thousand and noncash expenses of ￦825,573 thousand.

Investments

Investing Cash Flows. Net cash used in investing activities for the year ended December 31, 2019 was ￦7,381 thousand which was due to the proceeds from disposals of short-term financial instruments of ￦36,000 thousand and the decrease in loans to related parties of ￦4,846 thousand offset by the increase in short-term financial instruments of ￦36,000 thousand and purchase of property and equipment of ￦12,227 thousand.

Financing

Financing Cash Flows. Net cash used in financing activities for the year ended December 31, 2019 was ￦352,166 thousand, which was due to the receipt of proceeds from warrants exercised of ￦20,945 thousand and the increase in borrowings of ￦692,000 thousand offset by decrease in loans from related parties of ￦89,117 thousand and repayments of borrowings of ￦975,994 thousand.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016, on April 18, 2016, Cowan, Gunteski & Co., P.A. (“Cowan”) informed us that it had effectively resigned as our independent registered public accounting firm. As a result of the resignation, MSPC Certified Public Accountants and Advisors, P.C. (“MSPC” and together with Cowan, the “Prior Accountants”) became our independent registered public accounting firm. The engagement of MSPC as our independent registered public accounting firm was ratified by the Board of Directors on April 22, 2016.

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

Name and Address	Age	Date First Elected or Appointed	Position(s)

Ung Gyu Kim	60	July 25, 2017	Chief Executive Officer, Chief Financial Officer and Director
Seung Ho “Brian” Yang	46	January 24, 2018	Chief Operating Officer and Director
Min Sik “Primo” Park	46	January 24, 2018	Chief Technology Officer and Director
Woo Seok “Lukas” Kim	29	August 30, 2017	Secretary

Biographical Information

Dr. Ung Gyu Kim, Ph.D – Chief Executive Officer, Chief Financial Officer and Director

Dr. Kim, age 60, is internationally renowned maritime expert who holds total 35 years of career experience in the maritime industry. This includes sailing overseas as a navigation officer, studying at prestigious universities well known for maritime studies, and working for Korean Air and LG CNS. Joining e-Marine as CEO since 2003, he has successfully run for 14 years, reforming as a maritime IT company with dominant standing in domestic market. Dr. Kim appeared on number of Korean news and magazine articles, was invited to many authoritative international maritime conferences, and received the following awards: Maritime Minister Award (2011), Knowledge & Economic Minister Award (2011), Industrial Minister Award (2014), and Maritime Safety Expert (2014). Dr. Kim obtained his Navigation Major from the Korean Maritime & Ocean University. He also has an MBA from Finland Alto University and a Ph.D. in Maritime Information Systems from Mokpo Maritime University.

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

Woo Seok “Lukas” Kim - Secretary

Mr. Kim, age 30, graduated in 2012 from the University of Illinois at Urbana-Champaign with a degree in Psychology. His career in maritime field began in 2013, serving as a Republic Of Korea Marine Corps military police officer of the 6th brigade in Bangryung Island. During his early tenures at Korean Institute of Ocean Science & Technology, where he worked during 2013, and GMT, Co., Ltd., where he worked from 2015 to 2016, he worked as both a translator and assistant project manager for international maritime projects, including S-100 development, Bangladesh Global Maritime Distress and Safety System and Malaysia Smart Surveillance System. Since 2016, Lukas Kim has been an investor relations manager and U.S. representative of eMarine Global Inc.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the fiscal year ended December 31, 2019.

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

Code of Ethics and Business Conduct

We have not yet adopted a Code of Ethics, although we expect to do so as we develop our infrastructure and business.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2019 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Seong Sam Cho	2019	1	—	—	—	—	—	—	1
Chief Executive Officer, President, and Director (1)	2018	1	—	—	—	—	—	—	1

Ung Gyu Kim	2019	114,852	—	—	—	—	—	—	114,852
Chairman and Chief Executive Officer (2)	2018	115,329	—	—	—	—	—	—	115,329

Min Sik “Primo” Park	2019	98,039	—	—	—	—	—	—	98,039
Chief Technology Officer and Director (3)	2018	105,168	—	—	—	—	—	—	105,168

Seung Ho “Brian” Yang	2019	98,039	—	—	—	—	—	—	98,039
Chief Operating Officer and Director (4)	2018	105,168	—	—	—	—	—	—	105,168

Wee Seok “Lukas” Kim	2019	31,480	—	—	—	—	—	—	31,480
Secretary (5)	2018	32,728	—	—	—	—	—	—	32,728

(1)	Mr. Seong Sam Cho resigned from all positions with the Company on July 25, 2017.
(2)	Dr. Ung Gyu Kim was appointed Chairman and Chief Executive Officer of the Company on July 25, 2017.

(3)	Mr. Min Sik “Primo” Park was appointed as a director and as Chief Technology Officer of the Company on January 24, 2018.
(4)	Mr. Seung Ho “Brian” Yang was appointed as a director and as Chief Operating Officer of the Company on January 24, 2018.
(5)	Mr. Lukas Kim was appointed as Secretary of the Company on August 30, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

We have not granted any equity or option awards to our executive officers as of December 31, 2019.

Equity Compensation Plan Information

The Company has not adopted an equity compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of May [*], 2020: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our voting securities. As of May [*], 2020, there were [*] shares of our common stock outstanding. Unless otherwise indicated, the mailing address of stockholders is c/o eMARINE Global Inc., 4th Floor, 273-30, Gaejwa-Ro, Geumjeong-gu, Busan, 46257, South Korea.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Officers

Ung Gyu Kim		4,136,627	(2)	17.86%

Woo Seok “Lukas” Kim		-		-%

Min Sik “Primo” Park		58,075		0.25%

Seung Ho “Brian” Yang		58,075		0.25%

All officers and directors as a group (4 persons)		4,100,952		18.36%

Beneficial Owners of more than 5%

GMT Co., Ltd.	(3)	1,742,254	(4)	7.52%

Jason Venture PTE Ltd	(5)	1,363,953		5.89%

Da Young Lee		1,435,908		6.20%

Hwa Soo Kim		1,574,475		6.80%

RACE Holdings, LLC	(6)	2,936,518	(6)	12.68%

Peach Management LLC	(7)	1,985,000	(7)	4.99%

Daesun Chung		2,582,021		11.15%

*	Denotes less than 1%.
(1)

Applicable percentage ownership is based on 23,159,105 shares of common stock outstanding as of April 10, 2019. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within the next 60 days. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes 151,825 shares of the Company’s common stock held by Jeong Min Seo, Dr. Ung Gyu Kim’s brother-in-law.
(3)	Ju Hwan Lee, Chief Executive Officer, holds voting and dispositive power over these shares.
(4)	Represents (i) 1,742,254 shares held in the name GMT Co., Ltd. (“GMT”), (ii) 58,075 shares held by Ju Hwan Lee, CEO of GMT, (iii) 46,460 shares held by Jung Soo No, director of GMT, and (iv) 29,037 shares held by Hyun Ju Shim, a member of GMT.
(5)	Foo Chew Tuck, director, holds sole voting and dispositive power over these shares.
(6)	Represents 2,936,518 shares of common stock sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Excludes 7,500,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker, sold to the selling stockholder in the Company’s private placement, which closed in the third quarter of 2017. Keith Michael Jensen, managing member, holds sole voting and dispositive power.
(7)	Represents (i) 1,100,000 shares of common stock issuable upon exercise of warrants, which contains a 4.99% beneficial ownership blocker; (ii) 210,000 shares of common stock; and (iii) 675,000 shares of common stock issuable upon exercise of warrants sold to the selling stockholder in the Company’s private placement offering, which closed in the third quarter of 2017. The Briggs Family 2017 Trust, managing member, holds sole voting and dispositive power over these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

As of December 31, 2019 and 2018, the Company loaned nil and ￦45,980, respectively to the Company’s officers and employees. The loans receivable bear an interest of 4.60% and are redeemable on demand.

The Company borrowed ￦141,216 from Ung Gyu Kim, President, on February 25, 2018, with a maturity of June 25, 2020. The borrowings bear an interest of 4.60 % per annum. As of December 31, 2019 and December 31, 2018, the balance for the borrowings was nil and ￦45,980, respectively.

The Company borrowed ￦2,000 from Tak Gu Gyun, Senior Manager, on August 28, 2019. The borrowings bear an interest of 4.60 % per annum. As of December 30, 2019, the balance for the borrowings was nil.

Director Independence

The Company currently has three directors, neither of whom meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the year ended December 31, 2019 and 2018, Turner, Stone & Company LLP billed us $62,000 and 123,000, respectively, in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-K, as applicable.

Audit-Related Fees

During the years ended December 31, 2019 and 2018, Turner, Stone & Company LLP billed us $1,500 and $8,800 respectively relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2019 and 2018, Turner, Stone & Company LLP billed us $0 and $0 respectively for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2019 and 2018, Turner, Stone & Company LLP. did not bill us for any other fees.

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

Date: May 14, 2020	By:
Ung Gyu Kim
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Date: May 14, 2020	By:
Seung Ho Yang
Chief Operating Officer and Director

Date: May 14, 2020	By:
Min Sik Park
Chief Technology Officer and Director

Date: May 14, 2020	By:
Woo Seok “Lukas” Kim
Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of eMarine Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eMarine Global Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

May 14, 2020

We have served as the Company’s auditor since 2016.

eMARINE Global Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands of Korean Won, except share and per share amounts)

	December 31 2019		December 31 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	￦	592,327	￦	126,406
Short-term financial instruments		18,000		18,000
Accounts receivable, net of allowance for doubtful accounts of ￦11,227		426,840		546,671
Inventories		23,317		7,217
Other current assets		43,636		48,608
Total Current Assets		1,104,120		746,902

Property and equipment, net		243,406		44,224
Goodwill		1,430,625		1,430,625
Intangible assets, net		201,331		302,155
Deposits		87,051		103,199
Total Assets	￦	3,066,533	￦	2,627,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	￦	1,270,032	￦	1,393,676
Nontrade payables		1,690,390		1,307,079
Other current liabilities		420,931		238,073
Short-term borrowings		2,095,000		2,385,545
Loans from related parties		1,000		45,980
Current portion of long-term debt		342,947		222,260
Total Current Liabilities		5,820,300		5,592,613

Long-term debt		338,364		452,500
Lease liabilities		202,796		-
Accrued benefit pension liability		1,220,648		1,180,730
Total Liabilities		7,582,108		7,225,843

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT :
Common stock, $0.001 par value, 300,000,000 shares authorized, 23,159,105 and 22,927,992 shares issued and outstanding as of December 31, 2019 and 2018, respectively		26,460		26,198
Additional paid-in capital		7,657,856		7,221,876
Accumulated other comprehensive loss		(268,314)		(215,614)
Accumulated deficit		(11,931,577)		(11,631,198)
Total Stockholders’ Deficit		(4,515,575)		(4,598,738)
Total Liabilities and Stockholders’ Deficit	￦	3,066,533	￦	2,627,105

The accompanying footnotes are an integral part of these consolidated financial statements.

eMARINE Global Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of Korean Won, except share and per share amounts)

	Years Ended
	December 31, 2019		December 31, 2018

Revenue
Product	￦	3,332,236	￦	2,445,340
Service		2,516,207		2,143,863
Total revenue		5,848,443		4,589,203
Cost of revenue
Product		2,304,208		1,736,532
Service		1,296,398		1,333,112
Total cost of revenue		3,600,606		3,069,644
Gross margin		2,247,837		1,519,559

Selling, general and administrative expenses		2,204,582		2,108,221
Research and development		164,743		374,944
Loss from operations		(121,488)		(963,606)

Other expense:
Interest expense, net		(157,974)		(161,072)
Other income (expense), net		(13,130)		2,868
Total other expense		(171,104)		(158,204)

Loss before income tax provision (benefit)		(292,592)		(1,121,810)

Income tax provision (benefit)		7,787		16,850

Net loss	￦	(300,379)		(1,138,660)

Basic loss per share	￦	(13)		(50)
Basic weighted average shares outstanding		23,065,136		22,728,538

Net loss	￦	(300,379)		(1,138,660)
Other comprehensive loss:
Foreign exchange translation loss		(23,485)		(114,215)
Remeasurement of pension liabilities		(29,215)		(44,806)
Other comprehensive loss, net of tax:		(52,700)		(159,021)
Comprehensive loss	￦	(353,079)		(1,297,681)

The accompanying footnotes are an integral part of these consolidated financial statements.

eMARINE Global Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2019 and 2018

(In thousands of Korean Won, except share amounts)

	Common Stock			Additional		Accumulated Other				Total
	$0.001 Par Value			Paid-in		Comprehensive		Accumulated		Stockholders’
	Shares	Amount		Capital		Loss		Deficit		Deficit
Balance, December 31, 2017	22,061,317	￦	25,265	￦	6,577,829	￦	(56,593)	￦	(10,492,538)	￦	(3,946,037)
Private placement	866,675		933		558,998						559,931
Foreign exchange translation gain					85,049		(114,215)				(114,215)
Remeasurement of pension liabilities							(44,806)				(44,806)
Net loss									(1,138,660)		(1,138,660)
Balance, December 31, 2018	22,927,992	￦	26,198	￦	7,221,876	￦	(215,614)	￦	(11,631,198)	￦	(4,598,738)

Balance, December 31, 2018	22,927,992	￦	26,198	￦	7,221,876	￦	(215,614)	￦	(11,631,198)	￦	(4,598,738)
Warrants issued for professional service					373,826						373,826
Warrants exercised	231,113		262		20,683						20,945
Foreign exchange translation loss					41,471		(23,485)				17,986
Remeasurement of pension liabilities							(29,215)				(29,215)
Net loss									(300,379)		(300,379)
Balance, December 31, 2019	23,159,105	￦	26,460	￦	7,657,856	￦	(268,314)	￦	(11,931,577)	￦	(4,515,575)

eMARINE Global Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Korean Won)

	Years Ended
	December 31, 2019		December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	￦	(300,379)	￦	(1,138,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		232,705		116,482
Pension plan expenses		229,137		216,916
Deferred income taxes		(7,888)		16,850
Warrants issued for professional service		373,826		-
Foreign currency loss		(2,207)		6,825
Changes in operating assets and liabilities:
Accounts receivable		119,830		(65,998)
Inventories		(16,100)		(1,017)
Other current assets		4,973		16,478
Deposits		16,148		17,300
Accounts payable		(121,437)		256,997
Nontrade payables		383,311		175,562
Other current liabilities		244,130		45,027
Pension benefits payments		(153,364)		(42,877)
Payment of lease liabilities		(116,039)		-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		886,646		(380,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans to related parties		4,846		164,000
Purchase of short-term financial instruments		(36,000)		(76,000)
Proceeds from disposals of short-term financial instruments		36,000		300,251
Purchase of property and equipment		(12,227)		-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(7,381)		388,251
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net		-		559,931
Warrants exercised		20,945		-
Drawdown of short-term borrowings		468,000		42,281
Repayment of short-term borrowings		(758,545)		(480,873)
Repayment of current portion of long-term debt		(192,560)		(225,240)
Borrowings of long-term debt		224,000		100,000
Repayment of long-term debt		(24,889)		-
Increase in loans from related parties		525,796		188,016
Repayment of loans from related parties		(614,913)		(210,655)
NET CASH USED IN FINANCING ACTIVITIES		(352,166)		(26,540)
Effect of exchange rate on cash and cash equivalents		(61,178)		35,494
NET INCREASE IN CASH AND CASH EQUIVALENTS		465,921		17,090
CASH AND CASH EQUIVALENTS- beginning of year		126,406		109,316
CASH AND CASH EQUIVALENTS- end of year	￦	592,327	￦	126,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	￦	158,478	￦	162,401
Income taxes	￦	-	￦	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right-of-use assets and lease liabilities	￦	318,835	￦	-
Increase in loans from related parties due to payment of general expenses by related parties	￦	61,272	￦	-
Offsetting long-term debts and deposits	￦	-	￦	95,749
Offset of loans from related parties against loans to related parties	￦	17,136	￦	-

The accompanying footnotes are an integral part of these consolidated financial statements.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company had cash of ￦592,327  thousand. Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern.

During the years ended December 31, 2019 and 2018, management has addressed going concern remediation through funding through the private placement and is continuing initiatives to raise capital to meet future working capital requirements. However, additional capital is required to reduce the risk of going concern uncertainties for the Company beyond the next twelve months as of the reporting date. There is no certainty that the Company will be able to arrange sufficient funding to continue its operations.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Amortization is computed utilizing the straight-line method over the estimated useful life of 5 years for industrial property rights, software and others. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Based upon its qualitative assessment, the Company determined that intangible assets were not impaired on December 31, 2019 and 2018, respectively.

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred. Research and development costs were ￦164,743 thousand and ￦374,944 thousand for the years ended December 31, 2019 and 2018, respectively, and are reported within selling, general and administrative expenses.

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

	December 31, 2019	December 31, 2018
Common stock warrants	12,916,688	12,916,688
Potential dilutive shares	12,916,688	12,916,688

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On adoption, the Company recognized additional operating liabilities of ￦318,835  thousand, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

NOTE 4 — INVENTORIES

The components of inventories are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Finished goods	￦	-	￦	-
Raw materials		23,317		7,217
		23,317		7,217
Less: Inventory reserve		-		-
Total, net	￦	23,317	￦	7,217

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Office equipment	￦	232,207	￦	219,980
Fixtures and furniture		48,520		48,520
Other		285,113		285,112
Total, at cost		565,840		553,612
Less: Accumulated depreciation		(525,230)		(509,388)
Total, net	￦	40,610	￦	44.224

Depreciation expense amounted to ￦15,842 thousand and ￦15,584 thousand for the years ended December 31, 2019 and 2018, respectively.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets that are carried at cost less accumulated amortization are as follows (in thousands of Korean Won):

	December 31, 2019						December 31, 2018
Description	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Industrial Property Rights	￦	5,960	￦	(5,646)	￦	314	￦	5,960	￦	5,260	￦	700
Software		62,782		(62,782)		-		62,782		62,782		0
Customers relationship		500,000		(300,000)		200,000		500,000		200,000		300,000
Other		22,021		(21,004)		1,017		22,021		20,565		1,455
Total	￦	590,763	￦	(389,432)	￦	201,331	￦	590,763	￦	288,607	￦	302,155

Amortization expense for intangible assets was ￦100,824 thousand and ￦100,899 thousand for the years ended December 31, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2019 (in thousands of Korean Won):

Year Ending December 31,
2020	￦	100,794
2021		100,479
2022		58
Total	￦	201,331

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 — DEBT

Short-term Borrowings

The Company borrowed ￦260,000 thousand from Kookmin Bank at October 8, 2015 with the maturity of October 2, 2018. The borrowings bear an interest at 6.09% per annum for 2019 and 2018. The Company paid ￦26,000 thousand and entered into a refinancing agreement at September 29, 2017. The Company paid ￦234,000 thousand at October 2, 2019. At December 31, 2019 and 2018, the balance for the borrowings was nil and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦260,000 thousand from Kookmin Bank at November 4, 2015 with the maturity of November 14, 2019. The borrowings bear an interest at 6.13% per annum for 2019 and 2018. The Company paid ￦26,000 thousand and entered into a refinancing agreement at November 3, 2017. The Company paid ￦234,000 thousand at November 4, 2019. At December 31, 2019 and 2018, the balance for the borrowings was nil and ￦234,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦1,000,000 thousand from Woori Bank at June 2, 2015 with the maturity of June 1, 2019. The borrowings bear an interest at 4.57% per annum for 2019 and 2018. The Company paid ￦1,000,000 thousand and entered into an extension agreement at May 25, 2018 through which the maturity was extended to May 29, 2020. At December 31, 2019 and 2018, the balance for the borrowings was ￦900,000 thousand and ￦1,000,000 thousand, respectively. The borrowings are guaranteed by Korea Technology Finance Corporation, a government-funded institution.

The Company borrowed ￦500,000 thousand from Suhyup Bank at July 18, 2016 with the original maturity of July 18, 2018. The maturity was extended to July 18, 2020. The borrowings bear an interest at 2.50 % per annum for 2019 and 2018. At December 31, 2019 and 2018, the balance for the borrowings was ￦392,000 thousand and ￦428,000 thousand, respectively. The borrowings are collateralized by the savings account of ￦3,000 thousand and guaranteed by Hyundai BS&C Co., Ltd., a nonaffiliated company.

The Company borrowed ￦550,000 thousand from GMT Co., Ltd. at April 19, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2019 and 2018. At December 31, 2019 and 2018, the balance for the borrowings was ￦195,000 thousand and ￦200,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦300,000 thousand from GNC Co., Ltd. at April 18, 2017 with the maturity of November 30, 2017. The borrowings bear an interest at 6.00 % per annum for 2019 and 2018. At December 31, 2019 and 2018, the balance for the borrowings was ￦140,000 thousand ￦300,000 thousand. The Company is in negotiation with the lender to extend the maturity. The balance is currently in default.

The Company borrowed ￦130,000 thousand from Kwangju Bank at September 27, 2018 with the maturity of August 24, 2019. The borrowings bear an interest at 5.65 % per annum for 2018 and 2019. At December 31, 2019 and 2018, the balance for the borrowings was nil and ￦94,545 thousand. The borrowings are guaranteed by Ung Gyu Kim, President.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company borrowed ￦234,000 thousand from Suhyup Bank at October 2, 2019 with the maturity of September 25, 2020. The borrowings bear an interest at 3.94 % per annum for 2019. At December 31, 2019, the balance for the borrowings was ￦234,000 thousand.

The Company borrowed ￦234,000 thousand from Suhyup Bank at November 1, 2019 with the maturity of October 30, 2020. The borrowings bear an interest at 3.94 % per annum for 2019. At December 31, 2019, the balance for the borrowings was ￦234,000 thousand.

As of December 31, 2019 and 2018, the estimated fair value of the short-term borrowings approximate their carrying values.

Long-term Debt

The components of the long-term debt, including the current portion, are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Loans from Small & medium Business Corporation borrowed at March 23, 2016 with the maturity of March 22, 2021 and at an interest of 4.22% and 4.22% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President	￦	237,900	￦	374,760

Loans from Small & medium Business Corporation borrowed at February 28, 2017 with the maturity of February 28, 2022 and at an interest of 2.65% and 2.65% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President		144,300		200,000

Loans from Small & medium Business Corporation borrowed at August 13, 2018 with the maturity of August 14, 2023 and at an interest of 2.43% and 2.43% per annum for 2019 and 2018, respectively, guaranteed by Ung Gyu Kim, President		100,000		100,000

Loan from National Federation of Fisheries Cooperatives (1) The Company borrowed ￦100,000 thousand from Suhyup Bank at August 19, 2019 with the original maturity of August 19, 2022. The borrowings bear an interest at 5.40 % per annum for 2019. At December 31, 2019 and, the balance for the borrowings was ￦88,889 thousand		88,889

Loan from National Federation of Fisheries Cooperatives (1) The Company borrowed ￦124,000 thousand from Suhyup Bank at August 19, 2019 with the original maturity of August 19, 2022. The borrowings bear an interest at 4.40 % per annum for 2019. At December 31, 2019 and, the balance for the borrowings was ￦110,222 thousand		110,222		-
Total		681,311		674,760

Less: current portion		(342,947)		(222,260)
Total long-term debt less current portion	￦	338,364	￦	452,500

As of December 31, 2019 and 2018, the estimated fair value of the long-term debt, including the current portion, were ￦681,311and ￦674,760, respectively.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands of Korean Won):

Year Ending December 31,
2020	￦	342,947
2021		222,087
2022		94,118
2023		22,159
Total	￦	681,311

As of December 31, 2019 and 2018, respectively, the Company was in compliance with the financial covenant in credit agreements as defined in the credit agreements.

NOTE 9 – PENSION PLANS

The Company has a defined benefit plan covering all full time employees who met certain requirements of age, length of service and hours worked per year. Benefits paid to retirees are based upon age at retirement and years of credited service.

Information with respect to changes in benefit obligation and the funded status of the plans is as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Change in projected benefit liability
Liability at beginning of year	￦	1,180,730	￦	930,098
Service cost		215,063		205,742
Interest cost		14,074		11,175
Benefit payments		(153,364)		(42,877)
Prior service cost		-		-
Remeasurement of defined benefit liabilities		(35,855)		76,592
Liability at end of year		1,220,648		1,180,730

Plan assets at end of year		-		-

Funded status and net liability recognized	￦	(1,220,648)	￦	(1,180,730)

The components of benefit expense are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018

Service cost	￦	215,063	￦	205,742
Interest cost		14,074		11,175
Prior service cost		-		-
Total	￦	229,137	￦	216,917

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The weighted-average assumptions used to determine projected benefit liability and benefit expense for pension plans are as follows:

	December 31, 2019	December 31, 2018
Discount rate	2.43%	2.78%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	2.00%	2.00%

The estimated future benefit payments are as follows (in thousands of Korean Won):

Year Ending December 31,
2020	￦	35,467
2021		57,265
2022		42,639
2023		47,298
2024		51,602
Thereafter		2,478,842
Total	￦	2,713,113

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

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Warrants

As of December 31, 2019, the Company has outstanding warrants to purchase up to an aggregate of 12,916,688 shares of common stock, comprising warrants to purchase 9,650,000 shares at an exercise price of $0.60 per share, 2,166,688 shares at an exercise price of $0.70 per share and 1,100,000 shares at an exercise price of $0.08 per share, subject to adjustments as set forth in the warrant.

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

NOTE 11 – INCOME TAXES

The provision for income taxes consisted of the following (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Current	￦	15,675	￦	-
Deferred		(7,888)		16,850
Total	￦	7,787	￦	16,850

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Income taxes at Federal statutory rate	21.00%	21.00%
Foreign tax rate differential	1.00%	1.00%
Change in valuation allowance	(22.00)%	(22.00)%
Other	-%	-%
Effective tax rate	-%	-%

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Deferred tax asset:
Inventories	￦	748,300	￦	593,362
Goodwill and intangible assets		1,424,262		1,455,155
Accounts payable		-		94,553
Pension benefits		268,543		259,761
Other		137,999		80,690
Net operating losses		-		59,103
Tax credit carryforwards		863,456		931,344
Total deferred tax asset		3,442,560		3,473,968

Deferred tax liability:
Accounts receivable		-		(68,892)
Property and equipment		(3,760)		(4,275)
Total deferred tax liability		(3,760)		(73,167)

		3,438,801		3,400,800

Less valuation allowance		(3,438,801)		(3,400,800)

Deferred tax asset, net		-		-

The Company has a net operating loss carryforward for tax purposes totaling ￦ nil thousand ￦268,650 thousand at December 31, 2019 and 2018, expiring through the year 2029.

The Company’s tax jurisdiction is the Republic of Korea.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2019 and 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by ￦38,001 thousand and ￦236,014 thousand for the years ended December 31, 2019 and 2018, respectively. The Company’s tax years for 2015 through 2019 may still be subject to tax examination.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company borrowed ￦141,216 thousand from Ung Gyu Kim, President, at February 25, 2018 with the maturity of June 25, 2020. The borrowings bear an interest at 4.60 % per annum. At December 31, 2019, the balance for the borrowings was nil and ￦45,980 thousand, respectively.

The Company borrowed ￦2,000 from Tak Gu Gyun, Senior Manager, at August 28, 2019. The borrowings bear an interest at 4.60 % per annum. At December 30, 2019, the balance for the borrowings was nil.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Maintenance Bond

In connection with service agreements with certain customers, the Company is required to provide a maintenance bond to guarantee the maintenance for a specified period of time following completion of service. The Company purchases maintenance bonds from third-party guarantors and is not exposed to contingent liabilities.

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition except for the lawsuit against Shinwoo E&D Co., Ltd. (“Shinwoo”). There was an unpaid amount due ￦84,095,000 from Shinwoo in dispute as of December 31, 2017. The Company filed a lawsuit and the ruling by the district court at January 18, 2018 was in favor of the Company. Shinwoo appealed against the court decision at February 1, 2018. The Company has not recorded any reserve related to this dispute as of December 31, 2019.

NOTE 14 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Credit risk with respect to trade accounts receivable was concentrated with three and four of the Company’s customers at December 31, 2019 and 2018, respectively.

At December 31, 2019, G2 ICT Co., Ltd., Shinwoo E&D Co., Ltd. and Hanjin Heavy Industries & Construction Co., Ltd. represented 56%, 19% and 15% of accounts receivable outstanding.

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

During the year ended December 31, 2019, Naval Logistics Command, Ulsan ICT Promotion Agency, Hyundai Global Service Co., Ltd. and Korea Coast Guard. represented 23%, 10%, 6% and 5% of the Company’s net sales.

During the year ended December 31, 2018, Naval Logistics Command, represented 33% of the Company’s net sales.

eMARINE Global Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 15 — REVENUE CLASSES

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

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows (in thousands of Korean Won):

	December 31, 2019		December 31, 2018
Shipbuilding ICT	￦	2,248,333	￦	609,229
Maritime ICT		1,298,794		1,693,093
e-Navigation		2,301,316		2,286,881
	￦	5,848,444	￦	4,589,203

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

